Form 10-Q
period 2021-06-30
Novus Capital Corp II
filed 2021-08-13
CIK 1828536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ◻  Yes   No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of August 13, 2021, there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NOVUS CAPITAL CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NOVUS CAPITAL CORPORATION II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,046,586	$172,854
Prepaid expenses	179,582	—
Total Current Assets	1,226,168	172,854

Deferred offering costs	—	37,042
Marketable securities held in Trust Account	287,505,380	—
TOTAL ASSETS	$288,731,548	$209,896

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$138,643	$1,000
Accrued offering costs	—	25,000
Promissory note — related party	—	160,000
Total Current Liabilities	138,643	186,000

Warrant liability	17,508,332	—
TOTAL LIABILITIES	17,646,975	186,000

Commitments and Contingencies

Class A common stock subject to possible redemption 26,608,457 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	266,084,570	—

Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,141,543 and no shares issued and outstanding (excluding 26,608,457 and none subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	214	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,187,500 shares issued and outstanding, at June 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	6,634,428	24,281
Accumulated deficit	(1,635,358)	(1,104)
Total Stockholders’ Equity	5,000,003	23,896
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$288,731,548	$209,896

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOVUS CAPITAL CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating and formation costs	$275,512	$461,657
Loss from operations	(275,512)	(461,657)

Other income (expenses):
Interest earned on marketable securities held in Trust Account	4,295	5,380
Transaction costs incurred in connection with warrant liability	—	(241,311)
Change in fair value of warrants	265,000	(936,666)
Total Other expenses, net	269,295	(1,172,597)

Net loss	$(6,217)	$(1,634,254)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	26,604,351	26,655,848
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,333,149	8,628,423
Basic and diluted net loss per share, Non-redeemable common stock	$(0.00)	$(0.19)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOVUS CAPITAL CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — December 31, 2020	—	$—	7,187,500	$719	$24,281	$(1,104)	$23,896

Sale of 28,750,000 Units, net of underwriting discounts, initial value of public warrant and offering expenses	28,750,000	2,875			270,780,389		270,783,264

Cash paid in excess of fair value for Private Placement Warrants					1,911,667		1,911,667

Class A common stock subject to possible redemption	(26,608,978)	(2,661)	—	—	(266,088,123)	—	(266,090,784)

Net loss	—	—	—	—	—	(1,628,037)	(1,628,037)

Balance — March 31, 2021	2,141,022	214	7,187,500	719	6,628,214	(1,629,141)	5,000,006
Change in value of common stock subject to redemption	521	—	—	—	6,214	—	6,214

Net loss						(6,217)	(6,217)
Balance – June 30, 2021	2,141,543	$214	7,187,500	$719	$6,634,428	$(1,635,358)	$5,000,003

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOVUS CAPITAL CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six Months Ended
June 30,
2021
Cash Flows from Operating Activities:
Net loss	$(1,634,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	936,666
Interest earned on marketable securities held in Trust Account	(5,380)
Transaction costs incurred in connection with warrant	241,311
Changes in operating assets and liabilities:
Prepaid expenses	(179,582)
Accounts payable and accrued expenses	137,643
Net cash used in operating activities	(503,596)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(287,500,000)
Net cash used in investing activities	(287,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000
Proceeds from sale of Private Placement Warrants	7,750,000
Repayment of promissory note – related party	(160,000)
Payment of offering costs	(462,672)
Net cash provided by financing activities	288,877,328

Net Change in Cash	873,732
Cash – Beginning of period	172,854
Cash – End of period	$1,046,586

Non-Cash investing and financing activities:
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock	$35,000
Initial classification of common stock subject to possible redemption	$267,477,334
Change in value of common stock subject to possible redemption	$(1,392,764)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Novus Capital Corporation II (the "Company") is a blank check company incorporated in Delaware on September 29, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the "Business Combination").

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

As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and its search for a target business for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,166,666 warrants (each, a "Private Placement Warrant" and, collectively, the "Private Placement Warrants") at a price of $1.50 per Private Placement Warrant in a private placement to the Company's initial stockholders, including Cowen Investments (an affiliate of one of the underwriters), generating gross proceeds of $7,750,000, which is described in Note 4.

Transaction costs amounted to $6,224,714, consisting of $5,750,000 of underwriting fees, and $ 474,714 of other offering costs.

Following the closing of the Initial Public Offering on February 8, 2021, $287,500,000 ($10.00 per Public Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations (“permitted withdrawals”).

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

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The Company will provide its holders of the outstanding Public Shares (the "public stockholders") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the "Amended and Restated Certificate of Incorporation"), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission ("SEC") and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders and Cowen Investments have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don't vote at all.

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

The Company has until February 8, 2023 to complete a Business Combination (the "Combination Period"). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, V Donargo LLC, an entity controlled by Vincent Donargo, the Company’s Chief Financial Officer, has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 26, 2021. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 8, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liabilities

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

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private placement warrants and public warrants were estimated using a Modified Black Scholes approach and a Modified Monte Carlo Simulation, respectively (see Note 9).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to start-up costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 14,749,999 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s condensed statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per share, basic and diluted, for Class A Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account the weighted average number of Class A Common stock subject to possible redemption outstanding since original issuance.

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

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Class A Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$4,295	$5,380
Less: interest available to be withdrawn for payment of taxes	(4,295)	(5,380)
Net income attributable	$—	$—
Denominator: Weighted Average Class A Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Common stock subject to possible redemption	26,604,351	26,655,848
Basic and diluted net income per share, Class A Common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(6,217)	$(1,634,254)
Add: Net income allocable to Class A Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(6,217)	$(1,634,254)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,333,149	8,628,423
Basic and diluted net loss per share, Non-redeemable common stock	$(0.00)	$(0.19)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

On February 8, 2021, the Company sold 28,750,000 Units which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company's Class A common stock and one-half of one redeemable warrant ("Public Warrant"). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On October 12, 2020, the Initial Stockholders purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. The Founder Shares include an aggregate of up to 937,500 shares subject to forfeiture by the initial stockholders to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are subject to forfeiture.

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

Promissory Note — Related Party

On October 1, 2020, certain of the Company's directors agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to promissory notes (the "Promissory Notes"). The Promissory Notes are non-interest bearing and are payable on the earlier of (i) September 30, 2021 and (ii) the consummation of the Initial Public Offering. As of December 31, 2020, the Company had $160,000 outstanding under the Notes. The outstanding balance under the Promissory Note of $80,000 was subsequently repaid on February 8, 2021, while the remaining $80,000 was repaid on February 10, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required ("Working Capital Loans"). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on February 3, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans ) were granted registration rights to require the Company to register a sale of any of the securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, Cowen Investments may not exercise its demand and "piggyback" registration rights after five and seven years, respectively, after the effective date of the Initial Public Offering. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company's securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company engaged the underwriters as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business' attributes, introduce the Company to potential investors that are interested in purchasing the Company's securities in connection with a Business Combination, provide financial advisory services to assist the Company in the Company's efforts to obtain any stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of Initial Public Offering.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. At June 30, 2021, there were 2,141,543 shares of Class A common stock issued and outstanding, excluding 26,608,457 shares of Class A common stock subject to possible redemption. At December 31, 2020 there were no Class A common stock issued or outstanding.

Class B Common Stock - The Company is authorized to issue up to 20,000,000 shares of Class B , $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 7,187,500 shares of Class B common stock issued and outstanding.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

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

NOTE 8. WARRANT LIABILITIES

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a "cashless basis" in accordance with Section 3(a)(9) of the Securities Act or another exemption. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of Warrants When the Price per share of Class A common stock Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days' prior written notice of redemption to each warrant holder; and

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

●	if, and only if, the reported last sale price of the shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per share of Class A common stock Equals or Exceeds $10.00 - Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock determined based on the redemption date and the fair market value of the Class A common stock;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30- day period after written notice of redemption is given.

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

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Initial Stockholders or their affiliates, without taking into account any Founder Shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance) (the "Newly Issued Price"), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company's initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the "Market Value") is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and marketable securities held in Trust Account	$287,505,380	$287,505,380	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$11,308,333	$11,308,333	$—	$—

Warrant Liability – Private Placement Warrants	$6,199,999	$—	$—	$6,199,999

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(UNAUDITED)

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.

The key inputs into the Modified Montel Carlo Simulation and the Modified Black-Scholes Option Pricing model for Warrants were as follows:

	February 8, 2021
	Initial Measurement		June 30, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Risk-free interest rate	0.48%	0.48%	0.87%
Expected term (years)	5.00	5.00	5.00
Expected volatility	21.0%	21.0%	19.25%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$10.00	$10.00	$9.75

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 8, 2021	5,838,333	10,733,333	16,571,666
Change in valuation inputs or other assumptions	51,666	1,150,000	1,201,666
Fair value as of March 31, 2021	5,889,999	11,883,333	17,773,332
Change in valuation inputs or other assumptions	310,000	(575,000)	(265,000)
Fair value as of June 30, 2021	$6,199,999	$11,308,333	$17,508,332

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on September 29, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the private warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and o search for a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we incurred a net loss of $6,217, which consisted of operating and formation costs of $275,512, the change in fair value of the warrants of $265,000 offset by interest earned on marketable securities held in Trust account of $4,295.

For the six months ended June 30, 2021, we incurred a net loss of $1,634,254, which consisted of operating and formation costs of $461,657, the change in fair value of the warrants of $936,666, transaction costs incurred in connection with warrant liability of $241,311, offset by interest earned on marketable securities held in Trust account of $5,380.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, $287,500,000 was placed in the Trust Account, and we had $1,281,731 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $6,224,714 in transaction costs, including $5,750,000 of underwriting fees, $474,714 of other offering costs.

For the six months June 30, 2021, cash used in operating activities was $503,597. Net loss of $1,634,254 was affected by interest earned on marketable securities held in the Trust Account of $5,380, change in fair value of warrants of $936,666 and transaction costs incurred in connection with warrant of $241,311. Changes in operating assets and liabilities used $41,939 of cash for operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $287,505,380. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,046,586. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a cash underwriting discount of $0.20 per Unit, or $5,750,000 which was paid upon the closing of the Initial Public Offering.

We engaged the underwriters as an advisor in connection with a business combination to assist the Company in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a business combination, provide financial advisory services to assist the Company in the Company’s efforts to obtain any stockholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in February 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12,

2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in February 2021.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 26, 2021 and our Quarterly report on Form 10-Q for the quarter ended March 31, 2021 filed with the SEC on May 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 8, 2021, we consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000. Jefferies LLC acted as the book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-252079). The Securities and Exchange Commission declared the registration statements effective on January 28, 2021.

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

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVUS CAPITAL CORPORATION II

Date: August 13, 2021	By:	/s/ Robert J. Laikin
	Name:	Robert J. Laikin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Vincent Donargo
	Name:	Vincent Donargo
	Title:	Chief Financial Officer
(Principal Accounting Officer)