Form 10-Q
period 2021-09-30
Novus Capital Corp II
filed 2021-11-17
CIK 1828536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

(317) 590-6959
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-third of one redeemable warrant	NXU.U	The New York Stock Exchange
Class A Common Stock, $0.0001 par value	NXU	The New York Stock Exchange
Redeemable warrants	NXU WS	The New York Stock Exchange

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of November 17, 2021, there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NOVUS CAPITAL CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from September 29, 2020 (Inception) through September 30, 2020 (Unaudited)	4
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from September 29, 2020 (Inception) through September 30, 2020 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 29, 2020 (Inception) through September 30, 2020 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 6. Exhibits	31
Part III. Signatures	32

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NOVUS CAPITAL CORPORATION II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$882,585	$172,854
Prepaid expenses	143,333	—
Total Current Assets	1,025,918	172,854

Deferred offering costs	—	37,042
Marketable securities held in Trust Account	287,509,721	—
TOTAL ASSETS	$288,535,639	$209,896

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$256,519	$1,000
Accrued offering costs	—	25,000
Promissory note — related party	—	160,000
Total Current Liabilities	256,519	186,000

Warrant liability	16,129,166	—
TOTAL LIABILITIES	16,385,685	186,000

Commitments and Contingencies

Class A common stock subject to possible redemption 28,750,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	287,500,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding, at September 30, 2021 and December 31, 2020	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(15,350,765)	(1,104)
Total Stockholders’ (Deficit) Equity	(15,350,046)	23,896
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$288,535,639	$209,896

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOVUS CAPITAL CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period
			from September
			29, 2020
	Three Months		(Inception)
	Ended	Nine Months Ended	Through
	September 30,	September 30,	September 30,
	2021	2021	2020
Operating and formation costs	$318,126	$779,783	$—
Loss from operations	(318,126)	(779,783)	—

Other income (expense):
Interest earned on marketable securities held in Trust Account	4,341	9,721	—
Transaction costs incurred in connection with warrant	—	(241,311)	—
Change in fair value of warrants	1,379,166	442,500	—
Total other income, net	1,383,507	210,910	—

Net income (loss)	$1,065,381	$(568,873)	$—

Basic and diluted weighted average shares outstanding, Class A common stock	28,750,000	24,642,857	—
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$(0.02)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	7,187,500	7,053,571	—
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.02)	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOVUS CAPITAL CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED September 30, 2021

RESTATED

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — December 31, 2020	—	$—	7,187,500	$719	$24,281	$(1,104)	$23,896

Remeasurement adjustment on redeemable common stock (see Note 2)	—	—	—	—	(1,935,948)	(14,780,788)	(16,716,736)

Cash paid in excess of private placement warrants	—	—	—	—	1,911,667	—	1,911,667

Net loss	—	—	—	—	—	(1,628,037)	(1,628,037)

Balance — March 31, 2021 (restated - see Note 2)	—	$—	7,187,500	719	—	(16,409,929)	(16,409,210)

Net loss	—	—	—	—	—	(6,217)	(6,217)
Balance – June 30, 2021 (restated - see Note 2)	—	$—	7,187,500	$719	$—	$(16,416,146)	$(16,415,427)

Net income	—	—	—	—	—	1,065,381	1,065,381

Balance – September 30, 2021	—	$—	7,187,500	$719	$—	$(15,350,765)	$(15,350,046)

FOR THE PERIOD FROM SEPTEMBER 29, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — September 29, 2020 (Inception)	—	—	—	—	—	—	—

Issuance of Class B Common Stock to Sponsor	—	$—	7,187,500	$719	$24,281	$—	$25,000

Net loss	—	—	—	—	—	—	—

Balance – September 30, 2020	—	$—	7,187,500	$719	$24,281	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOVUS CAPITAL CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from September
		29, 2020
		(Inception)
	Nine Months Ended	through
	September 30,	September 30,
	2020	2021
Cash Flows from Operating Activities:
Net loss	$(568,873)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(442,500)	—
Interest earned on marketable securities held in Trust Account	(9,721)	—
Transaction costs incurred in connection with warrant	241,311	—
Changes in operating assets and liabilities:
Prepaid expenses	(143,333)	—
Accounts payable and accrued expenses	255,519	—
Net cash used in operating activities	(667,597)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000	—
Proceeds from sale of Private Placement Warrants	7,750,000	—
Repayment of promissory note – related party	(160,000)	—
Payment of offering costs	(462,672)	—
Net cash provided by financing activities	288,877,328	—

Net Change in Cash	709,731	—
Cash – Beginning	172,854	—
Cash – Ending	$882,585	$—

Non-cash investing and financing activities:
Remeasurement adjustment on redeemable common stock	$16,716,736	$—
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock	$35,000	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Novus Capital Corporation II (the “Company”) is a blank check company incorporated in Delaware on September 29, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”).

The Company has one wholly owned subsidiary which was formed on September 2, 2021, NCCII Merger Corp. (the “Merger Sub”), a Delaware corporation.

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

As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021 related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and its search for a target business for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. On September 8, 2021, the Company, Merger Sub and Energy Vault, Inc (“Energy Vault”) entered into a business combination agreement relating to a proposed business combination with (see Note 7).

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

White the Company’s management has broad discretion with respect to the specific application of cash held outside of the Trust Account, substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (excluding taxes payable on interest earned on the Trust Account) at the time of the signing a

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders and Cowen Investments have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Company has until February 8, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

Going Concern

As of September 30, 2021, the Company had $882,585 in its operating bank accounts and a working capital of $779,120. As of September 30, 2021, $9,721 of the amount on deposit in the Trust Account represented interest income, which is available to be withdrawn to pay taxes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional funds through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, the Company improperly classified some of its Class A common stock subject to possible redemption. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified some Class A common stock shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A Common Stock as temporary equity and for any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be presented outside of permanent equity.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously
Balance Sheet as of February 8, 2021	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$267,477,330	$20,022,670	$287,500,000
Class A common stock	$200	$(200)	$—
Additional paid-in capital	$5,241,682	$(5,241,682)	$—
Accumulated deficit	$(242,587)	$(14,780,788)	$(15,023,375)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(20,022,670)	$(15,022,660)

	As Previously
Balance Sheet as of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$266,090,784	$21,409,216	$287,500,000
Class A common stock	$214	$(214)	$—
Additional paid-in capital	$6,628,214	$(6,628,214)	$—
Accumulated deficit	$(1,629,141)	$(14,780,788)	$(16,409,929)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(21,409,216)	$(16,409,210)

	As Previously
Balance Sheet as of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$266,084,570	$21,415,430	$287,500,000
Class A common stock	$214	$(214)	$—
Additional paid-in capital	$6,634,428	$(6,634,428)	$—
Accumulated deficit	$(1,635,358)	$(14,780,788)	$(16,416,146)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(21,415,430)	$(16,415,427)

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Statement of Operations for the Three Months Ended	As Previously
March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	26,747,733	(10,456,066)	16,291,667
Basic and diluted net loss per common stock, Class A common stock	$—	$(0.07)	$(0.07)
Basic and diluted weighted average shares outstanding, Non-redeemable Class B common stock	7,915,868	$(1,134,618)	6,781,250
Basic and diluted net loss per common stock, Non-redeemable Class B common stock	$(0.21)	$0.14	$(0.07)

Statement of Operations for the Three Months Ended	As Previously
June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	26,604,351	2,145,649	28,750,000
Basic and diluted net income per common stock, Class A common stock	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable Class B common stock	9,333,149	$2,145,649	7,187,500
Basic and diluted net income (loss) per common stock, Non-redeemable Class B common stock	$—	$—	$—

Statement of Operations for the Six Months Ended	As Previously
June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock	26,655,848	(2,988,721)	23,667,127
Basic and diluted net income per common stock, Class A common stock	$—	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding, Non-redeemable Class B common stock	8,628,423	$(1,642,926)	6,985,497
Basic and diluted net income (loss) per common stock, Non-redeemable Class B common stock	$(0.19)	$0.14	$(0.05)

	As Previously
Statement of Stockholders’ Equity as of March 31, 2021 (unaudited)	Reported	Adjustment	As Restated
Sale of 28,750,000 Units, net of underwriting discounts, initial value of public warrants and offering expenses	$270,783,264	$(270,783,264)	$—
Class A common stock subject to possible redemption	$(266,090,784)	$266,090,784	$—
Remeasurement adjustment on redeemable common stock	$—	$(16,716,736)	$(16,716,736)
Total stockholders’ equity (deficit)	$5,000,006	$(21,409,216)	$(16,409,210)

	As
	Previously
Statement of Stockholders’ Equity as of June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Change in value of common stock subject to possible redemption	$6,214	$(6,214)	$—
Total stockholders’ equity (deficit)	$5,000,003	$(21,415,430)	$(16,415,427)

Statement of Cash Flows for the Three Months Ended	As Previously
March 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$284,049,000	$(284,049,000)	$—
Remeasurement adjustment on redeemable common stock	$(17,958,216)	$34,674,952	$16,716,736

Statement of Cash Flows for the Six Months Ended	As Previously
June 30, 2021 (unaudited)	Reported	Adjustment	As Restated
Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$267,477,334	$(267,477,334)	$—
Remeasurement adjustment on redeemable common stock	$(1,392,764)	$18,109,500	$16,716,736

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 26, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity. Offering costs amounted to $6,224,714, of which $5,983,403 were charged against temporary equity and $241,311 were expensed on the Statement of Operations

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

At September 30, 2021, the Class A common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	$(10,733,333)
Issuance costs allocated to Class A common stock	(5,983,403)
Plus:
Remeasurement adjustment on redeemable common stock	$16,716,736

Class A common stock subject to possible redemption	$287,500,000

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. The Warrants are not considered indexed to the Company’s own common stock, and as such, the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using the Modified Monte Carlo Simulation and Modified Black Scholes option pricing models (see Note 9).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rates for the periods presented differ from the expected

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

(statutory) rates due to start-up costs not being currently deductible, the recording of full valuation allowances on deferred tax assets and permanent differences.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 14,749,999 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share (in dollars, except per share amounts):

					For the Period from September 29,
	Three Months Ended		Nine Months Ended		2020 (Inception) Through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net income (loss), as adjusted	$852,305	$213,076	$(442,279)	$(126,594)	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	7,187,500	24,642,857	7,053,571	—	—
Basic and diluted net income (loss) per common stock	$0.03	$0.03	$(0.02)	$(0.02)	$—	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

On February 8, 2021, the Company sold 28,750,000 Units which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

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

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

Business Combination Agreement

On September 8, 2021, the Company, Merger Sub and Energy Vault entered into the Business Combination Agreement, pursuant to which Novus and Energy Vault will consummate the Business Combination. The Business Combination Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Merger and the other transactions contemplated thereby.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

The Merger is to become effective by the filing of a certificate of merger with the Secretary of State of the State of Delaware, in accordance with the relevant provisions of the Delaware General Corporation Law and mutually agreed by the parties and will be effective immediately upon such filing or upon such later time as may be agreed by the parties and specified in such certificate of merger (such time, “Effective Time”). The parties will hold the Closing immediately prior to such filing of a certificate of merger, on the Closing Date.

The Effective Time shall occur as promptly as practicable but in no event later than three business day after the satisfaction or, if permissible, waiver of the conditions to the completion of the Business Combination set forth in the Business Combination Agreement (other than those conditions that by their nature are to be satisfied at Closing, provided that the occurrence of the Closing shall remain subject to the satisfaction or, if permissible, waiver at the Closing). Immediately prior to the Effective Time, Energy Vault shall cause each share of Energy Vault Preferred Stock that is issued and outstanding immediately prior to the Effective Time to be automatically converted into a number of shares of Energy Vault Common Stock at the then effective conversion rate as calculated pursuant to Energy Vault’s amended and restated certificate of incorporation. All of the shares of Energy Vault Preferred Stock converted into shares of Energy Vault Common Stock shall no longer be outstanding and shall cease to exist, and each holder of Energy Vault Preferred Stock shall thereafter cease to have any rights with respect to such securities.

At the Effective Time, by virtue of the Merger and without any action on the part of the Company, Merger Sub, Energy Vault or the holders of any of Energy Vault’s securities:

a)	Each share of Energy Vault Common Stock issued and outstanding immediately prior to the Effective Time will be cancelled and automatically converted into the right to receive the number of shares of Combined Company Common Stock equal to the Exchange Ratio and all shares of Energy Vault Common Stock subject to forfeiture to or repurchase by Energy Vault shall retain such restrictions following conversion into Combined Company Common Stock;
b)	All shares of Energy Vault Common Stock and Energy Vault Preferred Stock held in the treasury of Energy Vault shall be canceled without any conversion thereof and no payment or distribution shall be made with respect thereto;
c)	Each share of Merger Sub Common Stock issued and outstanding immediately prior to the Effective Time shall be converted into and exchanged for one validly issued, fully paid and nonassessable share of common stock, par value $0.001 per share, of the surviving corporation;
d)	Each Energy Vault Option that is outstanding immediately prior to the Effective Time, whether vested or unvested, shall be assumed, converted and/or substituted by Novus into an option to purchase a number of shares of Combined Company Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Energy Vault Common Stock subject to such Energy Vault Option immediately prior to the Effective Time and (y) the Exchange Ratio, and at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Energy Vault Option immediately prior to the Effective Time divided by (B) the Exchange Ratio, subject to adjustments related to Section 409A and Section 422 of the Code;
e)	Each award of outstanding restricted stock units to acquire shares of Energy Vault Common Stock issued pursuant to an award granted under the 2017 Plan or otherwise (each an “Energy Vault RSU”), whether vested or unvested, that is outstanding immediately prior to the Effective Time shall be assumed, converted and/or substitutes by Novus into an award of restricted stock units to acquire shares of Combined Company Common Stock (each, a Converted RSU Award). Each Converted RSU Award will represent the right to acquire that number of shares of Combined Company Common Stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of Energy Vault Common Stock subject to the Energy Vault RSU award immediately before the Effective Time and (2) the Exchange Ratio; provided, that, except as specifically described above, following the Effective Time, each Converted RSU Award shall continue to be governed by the same terms and conditions (including vesting terms) as were applicable to the corresponding former Energy Vault RSU award immediately prior to the Effective Time.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

f)	Each award of outstanding restricted shares of Energy Vault Common Stock issued pursuant to a grant agreement under the 2017 Plan or otherwise (each an “Energy Vault Restricted Share Award”), whether vested or unvested, that is outstanding immediately prior to the Effective Time shall be assumed, converted and/or substituted by Novus into a restricted stock award with respect to a number of shares of Combined Company Common Stock equal to the product (rounded down to the nearest whole number) of (x) the number of shares of Energy Vault Common Stock subject to such Energy Vault Restricted Share Award immediately prior to the Effective Time and (y) the Exchange Ratio, with the same terms and conditions as were applicable under such Company Restricted Share Award immediately prior to the Effective Time.

Earn Out

Subject to certain exceptions, during the period between the date that is 90 days following the Closing and the third anniversary of the Closing, the Company will issue to eligible Energy Vault equity holders up to 9,000,000 additional shares of the Company’s Common Stock in the aggregate (the “Earn Out Shares”) in three equal tranches of 3,000,000 Earn Out Shares, respectively, upon the Company’s achieving price targets of $15.00, $20.00 or $30.00, respectively, which price targets will be based upon the closing sale price of one share of the Company’s Common Stock quoted on the New York Stock Exchange or the exchange on which the shares of the Company’s Common Stock are then traded, for any 20 trading days within a 30 consecutive trading day period (as adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares or the like).

Subscription Agreements

In connection with the execution of the Business Combination Agreement, on September 8, 2021, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 10,000,005 shares of the Company’s Common Stock (the “PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $100,000,050 in a private placement (the “PIPE”).

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreements is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the PIPE is to raise additional capital for use by the combined company following the Closing.

Pursuant to the Subscription Agreements, the Company agreed that, by the later of 30 calendar days and 20 business days after the consummation of the Proposed Transactions, the Company will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “PIPE Resale Registration Statement”), and the Company shall use its commercially reasonable efforts to have the PIPE Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the earlier of (i) the 60th calendar day (or 120th calendar day if the SEC notifies the Company that it will “review” the PIPE Resale Registration Statement) following the Closing and (ii) the 10th business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the PIPE Resale Registration Statement will not be “reviewed” or will not be subject to further review.

Vendor Agreements

On April 30, 2021, the Company entered into an agreement with a vendor for investment banking services related to the pending Business Combination. Specifically, the agreement relates to assisting in raising the funds as part of the PIPE financing. The agreement calls for the vendor to receive a contingent fee equal to 70% of the total placement fee paid as part of the PIPE financing which is expected to equal 5% of the gross proceeds of securities sold in the PIPE placement.

On May 21, 2021, the Company entered into an agreement with a vendor for financial advisement services related to the Business Combination. The agreement calls for the vendor to receive a contingent fee in the amount of $7,500,000 plus expenses. In addition, the agreement contains an additional contingent fee provision of 1% of the gross proceeds of any equity or equity-linked securities sold in connection with the Business Combination.

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

On September 13, 2021, the Company entered into an agreement with a vendor for capital market advisement services related to the Business Combination. The agreement calls for the vendor to receive a contingent fee in the amount of $500,000 upon the consummation of the Business Combination.

On September 29,2021, the Company entered into an agreement with a vendor for tax advisory services related to the Business Combination agreement. The agreement calls for the vendor to receive a fee of $20,000 a month through December 31, 2021.

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock - The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 7,187,500 shares of Class B common stock issued and outstanding.

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

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$287,509,721	$287,509,721	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$10,445,833	$10,445,833	$—	$—

Warrant Liability – Private Placement Warrants	$5,683,333	$—	$—	$5,683,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the nine months ended September 30, 2021.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of September 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

NOVUS CAPITAL CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

The key inputs into the Modified Montel Carlo Simulation and the Modified Black-Scholes Option Pricing model for Warrants were as follows:

	February 8, 2021
	Initial Measurement		September 30, 2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Risk-free interest rate	0.48%	0.48%	0.98%
Expected term (years)	5.00	5.00	5.00
Expected volatility	21.0%	21.0%	17.00%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$10.00	$10.00	$9.90

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 8, 2021	5,838,333	10,733,333	16,571,666
Change in valuation inputs or other assumptions	51,666	1,150,000	1,201,666
Fair value as of March 31, 2021	5,889,999	11,883,333	17,773,332
Change in valuation inputs or other assumptions	310,000	(575,000)	(265,000)
Fair value as of June 30, 2021	$6,199,999	$11,308,333	$17,508,332
Change in valuation inputs or other assumptions	(516,666)	(862,500)	(1,379,166)
Fair value as of September 30, 2021	$5,683,333	$10,445,833	$16,129,166

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

This Management’s Discussion and Analysis of Financial Condition has been amended and restated to give effect to the restatements of our condensed financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified some of our Class A common stock subject to possible redemption. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company would require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified some Class A common stock shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Class A Common Stock as temporary equity and for any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be presented outside of permanent equity.

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

Recent Developments

On September 8, 2021, we entered into a Business Combination and Plan of Reorganization (the “Business Combination Agreement”), by and among the Company, Merger Sub, and Energy Vault, Inc., pursuant to which Energy Vault will be merged with and into Merger Sub (the “Merger”), with Energy Vault surviving the Merger as a wholly owned subsidiary of the Company.

In connection with the execution of the Business Combination Agreement, on September 8, 2021, the Company entered into separate subscription agreements (collectively, the “Subscription Agreements”) with a number of investors (each, a “Subscriber” and collectively, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, an aggregate of 10,000,005 shares of the Company’s Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $100,000,050 in a private placement.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and our search for a target business for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had a net income of $1,065,381, which consisted of the change in fair value of warrant liability of $1,379,166 and interest earned on marketable securities held in the Trust Account of $4,341, offset by formation and operational costs of $318,126.

For the nine months ended September 30, 2021, we had a net loss of $568,873, which consisted of formation and operational costs of $779,783 and transaction costs incurred in connection with warrant liability of $241,311, offset by the change in fair value of warrant liability of $442,500 and interest earned on marketable securities held in Trust account of $9,721.

For the period from September 29, 2020 (inception) through September 30, 2020, we did not incur any costs.

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

For the nine months September 30, 2021, cash used in operating activities was $667,597. Net loss of $568,873 was affected by interest earned on marketable securities held in the Trust Account of $9,721, change in fair value of warrant liability of $442,500 and transaction costs incurred in connection with warrant of $241,311. Changes in operating assets and liabilities provided $112,186 of cash for operating activities.

For the period from September 29, 2020 (inception) through September 30, 2020, there was $0 cash used in operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $287,509,721. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $882,585. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through at least one year from issuance date of these condensed consolidated financial statements. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. The Warrants are not considered indexed to the Company’s own common stock, and as such, the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available were valued using the Modified Monte Carlo Simulation and Modified Black Scholes option pricing models (see Note 9).

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 14,749,999 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented..

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, other than noted below, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Our quarterly report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” As of September 30, 2021, we had $882,585 in cash and a working capital of $779,120. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. Management’s plans to address this need for capital are discussed in the Note 1 Description of Organization and Business Operations under Liquidity and Going Concern We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements contained in this quarterly report do not include any adjustments that might result from our inability to continue as a going concern.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with Novus’ initial public offering, Novus accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, Novus’ management has identified errors made in its historical financial statements and performed a quantitative assessment under SAB 99, concluding a restatement is required of Novus’ financial statements to classify such amount as Class A common stock subject to possible redemption and a material weakness in our internal controls over financial reporting.

Novus also reported a material weakness in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 as management determined our internal control over financial reporting did not result in the proper accounting classification of the private placement warrants and public warrants we issued in February 2021.

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

NOVUS CAPITAL CORPORATION II

Date: November 17, 2021	By:	/s/ Robert J. Laikin
	Name:	Robert J. Laikin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2021	By:	/s/ Vincent Donargo
	Name:	Vincent Donargo
	Title:	Chief Financial Officer
(Principal Accounting Officer)