Form 10-Q/A
period 2021-09-30
Novus Capital Corp II
filed 2022-01-12
CIK 1828536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 11, 2022, there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

Novus Capital Corporation II (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Current Report on Form 10-Q/A (the “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 17, 2021 (the “Original Filing”), solely to reflect changes to Note 2. Restatement of Previously Issued Financial Statements. The Original Filing included the restatement of the Balance Sheet as of February 8, 2021 which was audited on Form 8-K originally filed with the SEC on February 12, 2021. The audited Balance Sheet as of February 8, 2021 should not have been included in the unaudited 10-Q filing. The Company filed an amended Form 8-K to restate the audited Balance Sheet as of February 8, 2021 on January 11, 2022. There are no other changes reported in the Amendment to Form 10-Q/A. Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

NOVUS CAPITAL CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	4
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the Period from September 29, 2020 (Inception) through September 30, 2020 (Unaudited)	5
Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 and for the Period from September 29, 2020 (Inception) through September 30, 2020 (Unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 29, 2020 (Inception) through September 30, 2020 (Unaudited)	7
Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	28
Item 4. Controls and Procedures	28
Part II. Other Information
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	32
Part III. Signatures	33

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (As Amended)

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

NOVUS CAPITAL CORPORATION II

Date: January 12, 2022	By:	/s/ Robert J. Laikin
	Name:	Robert J. Laikin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 12, 2022	By:	/s/ Vincent Donargo
	Name:	Vincent Donargo
	Title:	Chief Financial Officer
(Principal Accounting Officer)