Form 10-K
period 2021-12-31
Novus Capital Corp II
filed 2022-02-10
CIK 1828536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39982

Novus Capital Corporation II

(Exact name of Registrant as specified in its Charter)

Delaware	85-3230987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8556 Oakmont Lane Indianapolis, IN	46260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (317) 590-6959

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-third of one redeemable warrant	NXU.U	New York Stock Exchange
Class A common stock par value $0.0001 per share	NXU	New York Stock Exchange
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	NXU.WS	New York Stock Exchange

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
Emerging growth company ☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. YES ☐ NO ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☐ NO ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The Registrant’s units began trading on the New York Stock Exchange on February 4, 2021 and the Registrant's shares of common stock began separate trading on the New York Stock Exchange on March 29, 2021. The aggregate market value of the Registrant’s shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021, was $284,625,000.

As of February 10, 2022, 28,750,000 shares of Class A common stock, par value $0.0001 per share, and 7,187,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

●	our ability to complete our initial business combination and related PIPE financing;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

i

PART I

References in this annual report to “we,” “us,” “Novus,” “company” or “our company” are to Novus Capital Corporation II, a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering (“IPO”), including members of our management and/or their affiliates that purchased founder shares (collectively, our “sponsors”) and NCCII Co-Invest LLC (“Cowen Investments” and , together with our sponsors, the “founders”).

Item 1. Business.

Introduction

We are a blank check company formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses, which we refer to throughout this annual report as our initial business combination. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

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

We are an early stage and emerging growth company and, as such, we are subject to all the risks associated with early stage and emerging growth companies.

Company History

Novus was incorporated in Delaware on September 29, 2020 and is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “business combination”).

In October 2020, we issued an aggregate of 7,187,500 shares (the “founder shares”) of our Class B common stock, for an aggregate purchase price of $25,000, or approximately $0.003 per share, to our initial stockholders.

A registration statement for the IPO was declared effective by the Securities Exchange Commission (the ”SEC”) on February 2, 2021. On February 8, 2021, we consummated the IPO of 28,750,000 units , with each unit consisting of one-third of one share of Class A common stock and one-third of one redeemable warrant (the “units,” the shares of Class A common stock included in the units, the “public shares” and the warrants included in the units, the “public warrants”). Each warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of Novus’s initial business combination, or earlier upon redemption or liquidation. The units in our IPO were sold at an offering price of $10.00 per unit, generating total gross proceeds of $287.5 million.

Simultaneously with the consummation of our IPO, we consummated a private placement in which we issued an aggregate of 7,187,500 shares of Novus Class B common stock (the “founder shares”) to our initial stockholders, generating total gross proceeds of approximately $25,000. In addition, the founders and/or their designees purchased from us an aggregate of 5,166,666 private warrants (4,816,666 private warrants by the initial stockholders and/or their designees and 350,000 private warrants by Cowen Investments) at a price of $1.50 per warrant, for an aggregate purchase price of $7.75 million in a private placement that occurred simultaneously with the closing of our IPO.

Following the closing of the IPO on February 8, 2021, an amount of $287,500,000 ($10.00 per unit) from the net proceeds of the sale of the units in the IPO and the sale of the private warrants was placed in a trust account (the “trust account”) located in the United States, and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination or (ii) the distribution of the trust account to the Company’s stockholders, except that interest earned on the trust account may be released to the Company to pay its tax obligations.

Transaction costs amounted to $6,224,714 consisting of $5,750,000 of underwriting fees and $474,714 of other offering costs. In addition, as of December 31, 2021, cash of $396,295 was held outside of the trust account and is available for working capital purposes.

Our activities since February 3, 2021, have consisted of the search and evaluation of potential targets in contemplation of a business combination. All activity for the period from September 29, 2020 (inception) through February 3, 2021 relates to the Company’s formation and the IPO, which is described below. The Company will not generate any operating revenues until after the completion of a business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO.

Proposed Business Combination

On September 8, 2021, Novus, NCCII Merger Corp., a wholly-owned subsidiary of Novus incorporated in the State of Delaware (“Merger Sub”), and Energy Vault, Inc., a Delaware corporation (“Energy Vault”), have entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement”) pursuant to which Merger Sub will merge with and into Energy Vault, with Energy Vault surviving the merger and becoming a wholly-owned direct subsidiary of Novus (collectively with the other transactions described in the Business Combination Agreement, the “Business Combination”). Energy Vault develops sustainable, grid-scale energy storage solutions designed to advance the transition to a carbon free, resilient power grid. Energy Vault’s mission is to accelerate the decarbonization of our economy through the development of sustainable and economical energy storage technologies. To achieve this, Energy Vault has designed the EVx and the Energy Vault Resiliency Center (EVRC) platforms, advanced gravity energy storage solutions that are intended to minimize environmental and supply chain risks and do not have the geological constraints of some of the energy storage technologies on the market today.

At the closing of the Business Combination, each of the then issued and outstanding shares of Energy Vault common stock (including each share of Energy Vault preferred stock that will be converted into shares of Energy Vault common stock immediately prior to such closing) will be cancelled and automatically convert into the right to receive the number of shares of Novus common stock equal to the exchange ratio (determined in accordance with the Business Combination Agreement and as further described herein). Based on the anticipated exchange ratio of 6.7892, Novus will issue 106,566,033 shares of Novus common stock to the stockholders of Energy Vault plus up to an additional 8,251,906 shares of Novus common stock that may be issuable pursuant to outstanding Energy Vault options and restricted stock units. The exchange ratio is equal to the quotient obtained by dividing (i) 100,000,000 by (ii) the number of shares of Energy Vault common stock outstanding on a fully diluted basis (excluding the outstanding shares of Energy Vault Series C preferred stock for purposes of calculating the exchange ratio). The 106,566,033 shares of Novus common stock have a value of approximately $1.07 billion based on a price of $10.00, the per share amount held in Novus’s Trust Account on January 4, 2022, the record date for the special meeting of the stockholders of Novus or approximately $1.06 billion based on the closing sale price of the Novus common stock of $9.96 on the New York Stock Exchange (the “NYSE”) on January 4, 2022. If all of the additional 8,251,906 shares Novus common stock described above are issued, such shares would have a value (after reduction for the aggregate exercise price of the Energy Vault options) of approximately $76.0 million based on a price of $10.00, the per share amount held in Novus’s trust account on January 4, 2022, the record date for the special meeting of the stockholders, or approximately $75.7 million based on the closing sale price of the Novus common stock of $9.96 on the NYSE on January 4, 2022. In addition, the holders of Energy Vault common stock (including each share of Energy Vault preferred stock that will be converted into shares of Energy Vault common stock immediately prior to such closing) and holders of Energy Vault equity awards immediately prior to such closing are eligible to receive up to 9,000,000 additional shares of Novus common stock upon the achievement of certain earn out targets.

Upon completion of the Business Combination, it is anticipated that Energy Vault’s stockholders will own approximately 68.0% of the total outstanding common stock of the combined company, assuming that none of the Public Stockholders exercise their redemption rights and that no Earn Out Shares are issued. On September 8, 2021, in December 2021 and in January 2022, Novus executed subscription agreements with certain investors for the sale of an aggregate of 20,000,005 shares of Novus Class A common stock at a purchase price of $10.00 per share for gross aggregate proceeds of approximately $200.0 million (the “PIPE”). The closing of the sale of the PIPE will occur concurrently with the consummation of the Business Combination.

Current Business

We are a blank check company formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses.

Following is a description of our business activities as a blank check company:

Selection of a target business and structuring of our initial business combination

The NYSE rules require that an initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). We refer to tis as the 80% net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

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

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●solely dependent upon the performance of a single business, property or asset; or
●dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Whether Stockholder
Type of Transaction	Approval is
Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

Under the NYSE’s listing rules, stockholder approval would typically be required for our initial business combination if, for example:

●we issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;
●any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or
●the issuance or potential issuance will result in our undergoing a change of control.
●The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange rule will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:
●the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●the expected cost of holding a stockholder vote;
●the risk that the stockholders would fail to approve the proposed business combination;
●other time and budget constraints of the company; and
●additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●file proxy materials with the SEC.

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

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares, which we refer to as the “Excess Shares,” without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our founders or their affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our founders or their affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the public shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination by February 8, 2023 or during any Extension Period.

Redemption of public shares and liquidation if no initial business combination

Our amended and restated certificate of incorporation provides that we will have only until February 8, 2023 to complete our initial business combination. If we have not completed our initial business combination within such period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the prescribed time period.

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

Our initial stockholders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by February 8, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per- share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

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

If we were to expend all of funds held outside of the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds held in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described above. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, V Donargo LLC, an entity controlled by Vincent Donargo, our Chief Financial Officer, has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, V Donargo LLC will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether V Donargo LLC has sufficient funds to satisfy its indemnity obligations and believe that its only assets are stock of our company. Therefore, V Donargo LLC may not be able to satisfy those obligations. We have not asked V Donargo LLC to reserve for such obligations. Therefore, we cannot assure you that it would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds held in the trust account are reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and V Donargo LLC asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against V Donargo LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against V Donargo LLC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per public share. Please see “Risk Factors — If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described above.

We will seek to reduce the possibility that V Donargo LLC will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. V Donargo LLC will also not be liable as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. We have access to funds held outside of the trust account, which were $396,295 as of December 31, 2021 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination by February 8, 2023 or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of our acquisition period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, V Donargo LLC may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, V Donargo LLC will not be responsible to the extent of any liability for such third-party claims.

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

A public stockholder will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations set forth in the warrant agreement and described in this annual report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 8, 2021 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by February 8, 2023, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of warrants will not have any rights of proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 8, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre- initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which, stockholders may seek to redeem their shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;
●we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of our common stock voted are voted in favor of the business combination at a duly held stockholders meeting;
●if we have not completed our initial business combination by February 23, 2023, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and

●prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

These provisions cannot be amended without the approval of holders of at least 65% of our outstanding common stock.

Additionally, our amended and restated certificate of incorporation provides that, prior to our initial business combination, only holders of our Class B common stock have the right to vote on the election of directors and that holders of a majority of the outstanding shares of our Class B common stock may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended if approved by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting.

Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of holders of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders.

Competition

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire.

Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the proceeds held in the trust account and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our initial stockholders or any of their affiliates may make additional investments in us, although our they have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.

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

Emerging Growth Company Status

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) of 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the business combination with Energy Vault. In addition, if we succeed in effecting the proposed business combination, we will face additional and different risks and uncertainties related to the business of Energy Vault. Such material risks will be set forth in the Registration Statement on Form S-4, as amended, and the proxy statement/prospectus that we filed with the SEC in connection with the meeting to be called to approve the proposed business combination.

Risks Relating to Business Operations, Our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results. To date, our only activities have been related to our formation and the IPO and the search and evaluation of potential targets in contemplation of a business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $396,295 in cash held outside of the trust account and a working capital of $317,788. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans. The Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot assure you that we will consummate an initial business combination or that we will have sufficient cash available to allow us to complete our initial business combination.

We identified a material weakness in our internal control over financial reporting as of September 30, 2021 and as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with Novus’ IPO, Novus accounted for a portion of the proceeds received from the offering of redeemable common stock as stockholders’ equity. Novus’ management identified this error made in its historical financial statements and performed a quantitative assessment under SAB 99, concluding a restatement was required of Novus’ financial statements to classify such amount as Class A common stock subject to possible redemption and a material weakness in our internal controls over financial reporting relating to the accounting for complex financial instruments as of March 31, 2021.

Novus also reported a material weakness in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 as management determined our internal control over financial reporting did not result in the proper accounting for complex financial instruments, in that the classification of the private placement warrants and public warrants we issued in February 2021 were recorded as equity and not liabilities.

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

Our initial stockholders, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 10,781,251, or 37.5% (assuming all issued and outstanding shares are voted), or 1,796,876, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 28,750,000 public shares to be voted in favor of a transaction, in order to have such initial business combination approved. We expect that our initial stockholders and their permitted transferees will own at least 20.0% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders and their permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by February 8, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our initial stockholders, officers and directors have agreed that we must complete our initial business combination by February 8, 2023. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those related to the market for our securities and cross-border transactions.

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

Our public stockholders do not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, public stockholders may be forced to sell their public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 8, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination by February 8, 2023, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the required time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If the funds not being held in the trust account are insufficient to allow us to operate at until February 8, 2023, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate at least until February 8, 2023, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans.

Our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate at least until February 8, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If our cash not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our founders or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

As of December 31, 2021, we had $396,295 available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our initial stockholders, management team or other third parties to operate or may be forced to liquidate. Neither our initial stockholders, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Pursuant to an agreement entered in connection with the IPO or at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, (1) our initial stockholders and their permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants and (2) holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants and the Class A common stock issuable upon exercise of the warrants. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities described above are registered for resale.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or geographic area. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

In October 2020, our initial stockholders purchased an aggregate of 7,187,500 founder shares for a capital contribution of $25,000. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20.0% of the outstanding shares of common stock upon the completion of the IPO (not including the shares of Class A common stock issuable upon exercise of the private placement warrants). The founder shares will be worthless if we do not complete an initial business combination.

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

Pursuant to a Business Combination Marketing Agreement, we engaged Cowen and Company, LLC to provide certain specified services to us in connection with our initial business combination, though such services will not include the provision of any M&A-related advisory services We will pay Cowen and Company, LLC the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO (or $10,062,500). In the ordinary course of business, Cowen and Company, LLC and its affiliates may at any time hold long or short positions, and may trade or otherwise effect transactions, for its own account and the accounts of customers, in the debt or equity securities of us, our affiliates or other entities that may be involved in the transactions contemplated by the Business Combination Marketing Agreement, and may provide advisory and other services to one or more actual or potential business combination targets, investors or other parties to any business combination or other transaction entered into by us, for which services Cowen and Company, LLC or one or more of its affiliates may be paid fees, including fees conditioned upon the closing of a particular business combination or other transaction or transactions. This financial interest may result in Cowen and Company, LLC having a conflict of interest when providing the services to us in connection with an initial business combination. See “Underwriting — Business Combination Marketing Agreement.”

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●our inability to pay dividends on our common stock;
●using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of held in the trust account and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

We had $277,453,323 (assuming no redemptions by the public stockholders), after payment of the Marketing Fee of $10,062,500 in the trust account as of December 31, 2021, that we may use to complete our initial business combination.

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

●solely dependent upon the performance of a single business, property or asset; or
●dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our management likely will not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction would likely own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the proceeds held in the trust account will be sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the proceeds held in the trust account prove to be insufficient, either because of the size of our initial business combination, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. None of our initial stockholders or its affiliates are obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

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

Over the past year, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

Our initial stockholders control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will elect all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20.0% of our outstanding common stock. In addition, prior to our initial business combination, holders of our Class B common stock will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than in connection with the PIPE, as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote. Please see “Proposed Business — Permitted purchases and other transactions with respect to our securities.”

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●rules and regulations regarding currency redemption;
●complex corporate withholding taxes on individuals;
●laws governing the manner in which future business combinations may be effected;
●tariffs and trade barriers;
●regulations related to customs and import/export matters;
●longer payment cycles;
●changes in local regulations as part of a response to the COVID-19 coronavirus pandemic;
●tax consequences;
●currency fluctuations and exchange controls;
●rates of inflation;
●challenges in collecting accounts receivable;
●cultural and language differences;
●employment regulations;
●crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●deterioration of political relations with the United States;
●obligatory military service by personnel; and
●government appropriation of assets.

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

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

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

Our officers and directors may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our officers and directors may in the future become affiliated with entities that are engaged in a similar business, including other blank check companies that may have acquisition objectives that are similar to our company. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Please see “Management — Directors and Executive Officers,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions” for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.

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

Our units, Class A common stock and warrants are listed on the NYSE. Although we currently meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities (generally 300 public stockholders).

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

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●a limited availability of market quotations for our securities;
●reduced liquidity for our securities;
●a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●a limited amount of news and analyst coverage; and
●a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units have been approved for listing on the NYSE and eventually our Class A common stock and warrants will be listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the public shares, you will lose the ability to redeem all such shares in excess of 15% of the public shares.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the public shares, which we refer to as the “Excess Shares,” without our prior consent.

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

We encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we have and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the proceeds held in the trust account, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our initial stockholders or any of their affiliates may make additional investments in us, although our initial stockholders and their affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per- share redemption amount received by stockholders may be less than $10.00 per share.

Our holding of funds in the trust account may not protect those funds from third-party claims against us.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

V Donargo, an entity controlled by Vincent Donargo, our Chief Financial Officer, has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, V Donargo LLC will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether V Donargo LLC has sufficient funds to satisfy its indemnity obligations and believe that its only assets are stock of our company. V Donargo may not have sufficient funds available to satisfy those obligations. We have not asked V Donargo LLC to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. Except as set forth above, none of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of V Donargo LLC, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds held in the trust account are reduced below the lesser of: (1) $10.00 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and V Donargo LLC asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against V Donargo LLC to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against V Donargo LLC to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $10,000 of interest).  Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

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

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following February 8, 2023 of the (or the end of any Extension Period) in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

We likely will not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We likely will not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our business combination (a) as holders of our Class A common stock, our public stockholders will not have the right to vote on the appointment of our directors and (b) holders of a majority of the outstanding shares of our Class B common stock may remove a member of our board of directors for any reason.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in our statement of operations, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

Following the consummation of the IPO and the concurrent private placement of private placement warrants on February 8 2021, we have 14,749,999 warrants outstanding (comprised of the 9,583,333 warrants included in the units and the 5,166,666 private placement warrants). We recorded the warrant liability at fair value upon issuance as determined by us based upon a valuation report obtained from our third-party valuation firm. The warrant liability is adjusted for the changes in fair value each period with a charge or credit recognized in our statement of operations. The impact of changes in fair value on earnings, which may be material, may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants and (b) all other modifications or amendments require the vote or written consent of at least 50% of the then outstanding public warrants and, solely with respect to any amendment to the terms of the private placement warrants or working capital warrants or any provision of the warrant agreement with respect to the private placement warrants or working capital warrants, at least 50% of the then outstanding private placement warrants or working capital warrants, respectively. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

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

We issued warrants to purchase 9,583,333 shares of our Class A common stock as part of the units sold in the IPO and, simultaneously with the closing of the IPO and an aggregate of 5,166,666 i private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 7,187,500 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our founders, affiliates of our founders or certain of our officers and directors make any working capital loans, up to $2,000,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

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

As a result of such material weakness, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●restrictions on the nature of our investments; and
●restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
●registration as an investment company with the SEC;
●adoption of a specific form of corporate structure; and
●reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.

The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 8, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not continue to invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of the date of this annual report, there are 456,450,001 and 12,812,500 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. There will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants as described in “Description of Securities — Warrants — Public Stockholders’ Warrants — Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

●may significantly dilute the equity interest of holders of Class A common stock, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock;
●may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●may not result in adjustment to the exercise price of our warrants.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval by holders of a majority of at least 90% of the outstanding shares of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to hold proceeds of the IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders, and, prior to our initial business combination, the affirmative vote of holders of a majority of the outstanding shares of our Class B common stock is required to approve the election or removal of directors. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. Our initial stockholders, who beneficially own 20.0% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree.

Our initial stockholders, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 8, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial stockholders, officers and directors. Our public stockholders are not parties to, or third- party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our initial stockholders, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company through 2026, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls.. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls.

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

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding since our inception.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, common stock and warrants are traded on the NYSE under the symbols “NXU.U”, “NXU” and “NXU.WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at January 4, 2022, there were one holder of record of our units, one holder of record of our separately traded Class A common stock, 14 holders of record of our Class B common stock and 12 holders of record of our separately traded warrants.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On February 8, 2021, we consummated the IPO of 28,750,000 units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 units, at $10.00 per unit, generating gross proceeds of $287,500,000. Cowen and Company LLC acted as the underwriter of the IPO. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-252079). The Securities and Exchange Commission declared the registration statements effective on February 3, 2021.

Simultaneous with the consummation of the IPO, and the full exercise of the over-allotment option, we consummated the private placement of an aggregate of 5,166,666 private placement warrants to the initial stockholders at a price of $1.00 per private placement warrant, generating total proceeds of $7,750,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The private placement warrants are identical to the warrants underlying the Units sold in the IPO, except that the private placement warrants are not transferable, assignable or salable until 30 days after the completion of a business combination, subject to certain limited exceptions.

We paid a total of $5,750,000 in underwriting discounts and commission and $474,714 for other costs and expenses related to the IPO.

Of the gross proceeds received from the IPO, including the over-allotment option, and the private placement warrants, $287,500,000 was placed in the trust account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a business combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders. For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” Novus,” “our,” “us” or “we” refer to Novus Capital Corporation II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10KQ including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “shall,” “should,” “would and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors relating to the Merger, please refer to the Risk Factors section of the Registration Statement on Form S-4, as amended, filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and our search for a target business for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net loss of $3,338,538, which consisted of formation and operational costs of $1,247,217, change in fair value of warrant liability of $1,865,833 and transaction costs incurred in connection with warrant liability of $241,311, offset by the interest earned on marketable securities held in Trust account of $15,823.

For the period from September 29, 2020 (inception) through December 31, 2020, we had net loss of $1,104, which consisted of operating costs.

Liquidity and Capital Resources

On February 8, 2021, we consummated the IPO of 287,500,000 Units, at a price of $10.00 per Unit, which included the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, generating gross proceeds of $287,500,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,166,666 private placement warrants to the Sponsor at a price of $1.50 per private placement warrant generating gross proceeds of $7,750,000.

Following the IPO, the full exercise of the over-allotment option, and the sale of the private placement warrants, $287,500,000 was placed in the trust account, and we had $1,281,731 of cash held outside of the Trust Account, after payment of costs related to the IPO, and available for working capital purposes. We incurred $6,224,714 in transaction costs, including $5,750,000 of underwriting fees, $474,714 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $1,153,887. Net loss of $3,338,538 was affected by interest earned on marketable securities held in the trust account of $15,823 and offset by the change in fair value of warrant liability of $1,865,833 and transaction costs incurred in connection with warrant of $241,311. Changes in operating assets and liabilities which provided $93,330 of cash for operating activities.

For the period from September 29, 2020 (inception) through December 31, 2020, there was $104 cash used in operating activities. Net loss of $1,104 was affected by changes in operating assets and liabilities provided $1,000.

As of December 31, 2021, we had cash and marketable securities held in the trust account of $287,515,823. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $396,295. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through at least one year from issuance date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

The underwriters are entitled to a cash underwriting discount of $0.20 per Unit, or $5,750,000 which was paid upon the closing of the IPO.

We engaged the underwriter as an advisor in connection with a business combination to assist the Company in holding meetings with its stockholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a business combination, provide financial advisory services to assist the Company in the Company’s efforts to obtain any stockholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination. The Company will pay the underwriters a cash fee for such services upon the consummation of a business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 14,749,999 Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the fiscal year ended December 31, 2021, other than noted below, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age*	Position
Robert J. Laikin	58	Chief Executive Officer and Director

Larry M. Paulson	68	Chairman

Hersch Klaff	68	Director

Vincent Donargo	61	Chief Financial Officer

Jeffrey Foster	44	Director

Heather Goodman	47	Director

Ronald J. Sznaider	62	Director

*As of September 30, 2021.

Robert J. Laikin has served as our Chief Executive Officer and a member of our board of directors since our inception. Mr. Laikin cofounded and served as Chairman of Novus Capital Corporation (NASDAQ: NOVSU; NOVS; NOVSW) since its inception in March 2020 until its business combination with AppHarvest, Inc. in January 2021 and served as a director at AppHarvest, Inc. (NASDAQ: APPH; APPHW) until February 2022. Mr. Laikin has served as a managing member of Novus Capital Associates, LLC, one of our initial stockholders since its formation in October 2020. Mr. Laikin has been the managing member of L7 Investments LLC, a closely held company that invests primarily in multi-family apartments as well as single purpose buildings, hotels, divestitures and single-family homes, since January 2015. Mr. Laikin formerly served as the non-executive Chairman of the Board of Washington Prime Group In(NASDAQ: APPH, APPHW. (NYSE:WPG), where he held a director role from May 2014 to October 2021. Mr. Laikin served as Executive Advisor to the CEO and Government Relations Executive of Ingram Micro Inc. (NYSE:IM), a wholesale technology distributor and supply chain management and mobile device lifecycle services company, from November 2012 to December 2019. Previously Mr. Laikin served as the founder, Chief Executive Officer and member of the board of directors of Brightpoint, Inc. (Nasdaq:CELL) from August 1989 until it was acquired by Ingram Micro Inc. in November 2012. Mr. Laikin holds a Bachelor of Science from Indiana University. We believe Mr. Laikin is well qualified to serve on our board of directors because of his significant experience in the areas of executive leadership, corporate management, retail, real estate, business strategy and corporate finance, banking, financing, accounting, corporate management, general business and global business operations, accounting, corporate governance, public company compliance, political/governmental matters, audit/compliance, entrepreneurism, real estate development, sales, charitable/philanthropic matters, marketing, risk management/insurance, legal, investor, media and public relations, negotiation and deal structure.

Larry M. Paulson has served as our non-executive Chairman since our inception. Mr. Paulson co-founded Novus Capital Corporation and has served as its Chief Executive Officer and a director since its inception in March 2020 until its business combination with AppHarvest, Inc. in January 2021. Mr. Paulson served as a managing member of Novus Capital Associates, LLC since its formation in October 2020 and resigned as a managing member on September 24, 2021. He has also served as principal and founder of Rancho Santa Fe Solutions, a wireless industry consulting company he founded in February 2010. From 2013 to January 2020, Mr. Paulson was with Qualcomm (Nasdaq:QCOM) where he served as Vice President of Product Management (2013-16), Vice President and President India and SAARC (2016-2018) and Vice President Sales NA and Australia (2018-Jan 2020). Prior to Qualcomm, he served as Executive Vice President and Chief Marketing Officer of Brightpoint, Inc., a provider of worldwide distribution and integrated logistics services to the wireless communications industry, from 2011 to 2013. Prior to that he served with Nokia (NYSE:NOK) from 1987 to 2009 where he had numerous roles including global Senior Vice President and General Manager CDMA Product line. Mr. Paulson holds a BA in Communications from Point Park University. We believe Mr. Paulson is well qualified to serve as our Chairman because of his more than thirty years of global senior management positions in the tech industry with expertise in wireless communications.

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

Vincent Donargo has served as our Chief Financial Officer since our inception. Mr. Donargo co-founded Novus Capital Corporation and served as its Chief Financial Officer since its inception in March 2020 until its business combination with AppHarvest, Inc. in January 2021, LLC. Since September 24, 2021, Mr. Donargo has served as a managing member of Novus capital Associates. Since August 2020, Mr. Donargo has served as the Chief Accounting Officer for Calumet Specialty Products Partners, LP, a leading producer of specialty hydrocarbons and fuels. From December 2019 to August 2020, Mr. Donargo provided financial advisory and consulting services to private clients. From May 2019 to December 2019, Mr. Donargo served as Executive Vice President and Chief Financial Officer of the Celadon Group Inc. (OTC:CGIPQ).

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

Number, Terms of Office and Election of Executive Officers and Directors

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

Our audit committee charter details the purpose and principal functions of the audit committee, including:

●assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;
●the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;
●setting clear hiring policies for employees or former employees of the independent auditors;
●setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Larry M. Paulson, Heather Goodman and Hersch Klaff. Mr. Paulson serves as chairman of the compensation committee.

Our compensation committee charter details the purpose and responsibilities of the compensation committee, including:

●reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●reviewing our executive compensation policies and plans;
●implementing and administering our incentive compensation equity-based remuneration plans;

●assisting management in complying with our proxy statement and annual report disclosure requirements;
●approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●producing a report on executive compensation to be included in our annual proxy statement; and
●reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Nominating Committee

The members of our nominating and corporate governance committee are Hersch Klaff, Jeffrey Foster and Ronald J. Sznaider. Mr. Klaff serves as chair of the nominating and corporate governance committee.

Our nominating and corporate governance committee charter details the purpose and responsibilities of the nominating and corporate governance committee, including:

●identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board director candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;
●developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter, nominating committee charter and compensation committee charter as exhibits to our registration statement in connection with our IPO. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov and on our website. In addition, a copy of the code of ethics will be provided without charge upon request to us.

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

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Potential investors should also be aware of the following other potential conflicts of interest:

●None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Please see “— Directors and Executive Officers” for a description of our management’s other affiliations.
●Our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by February 8, 2023 or during any Extension Period. However, if our initial stockholders or any of our officers, directors or affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless.
●With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination, (x) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property and (y) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination. With certain limited exceptions, the private placement warrants (including the shares of Class A common stock issuable upon exercise of the private placement warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination. Since our initial stockholders, officers and directors directly or indirectly own our securities, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●the corporation could financially undertake the opportunity;
●the opportunity is within the corporation’s line of business; and
●it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest:

Name of Individual	Entity Name	Entity’s Business	Affiliation
Robert J. Laikin	AppHarvest, Inc.	AgTech	Director

	Washington Prime Group Inc.	Publicly-traded REIT	Chairman

	L7 Investments LLC	Real Estate Investment Company	Managing Member

Vincent Donargo	Calumet Specialty Products Partners, LP	Specialty Hydrocarbons and Fuels Producer	Chief Accounting Officer

Hersch Klaff	Albertsons Companies, Inc.	Food and Drug Retailer	Director

	Klaff Realty LP	Real Estate/Private Equity	Chief Executive Officer

	Tienda Inglesa	Food Retailer	Director

	Chlorum Solutions	Industrial/ Chlor-Alkali Production	Director

	HMK Advisor LLC	Investment Adviser	Manager

	MONS Investments LLC	Diversified Investment Holding Company	Investment Advisor

	Klaff Family Foundation	Non-Profit	Officer

Larry M. Paulson	Rancho Santa Fe Solutions LLC	Wireless Industry Consulting Company	Principal

Jeffrey Foster	New Frontier LLC	Private Investment Firm	Managing Partner

Heather Goodman	True Capital Management	Registered Investment Advisor	Chief Operating Officer, President and Director

	Global Fitness Partners LLC	Fitness Centers	Director

Ronald J. Sznaider	Sznaider Consulting LLC	Consulting Firm	President

	DTN LLC	Information Service Provider	Vice Chairman

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

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

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

Further, pursuant to a Business Combination Marketing Agreement, we have engaged Cowen and Company, LLC to provide certain specified services to us in connection with our initial business combination. In particular, Cowen and Company, LLC may assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, provide financial advisory services to assist us in our efforts to obtain any stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination, but will not provide any M&A-related advisory services pursuant to the Business Combination Marketing Agreement. We will pay Cowen and Company, LLC the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO (or $10,062,50). In the ordinary course of business, Cowen and Company, LLC and its affiliates may at any time hold long or short positions, and may trade or otherwise effect transactions, for its own account and the accounts of customers, in debt or equity securities of us, our affiliates or other entities that may be involved in the transactions contemplated by the Business Combination Marketing Agreement, and may provide advisory and other services to one or more actual or potential business combination targets, investors or other parties to any business combination or other transaction entered into by us, for which services Cowen and Company, LLC or one or more of its affiliates may be paid fees, including fees conditioned upon the closing of a particular business combination or other transaction or transactions. This financial interest may result in Cowen and Company, LLC having a conflict of interest when providing the services to us in connection with an initial business combination. See “Underwriting — Business Combination Marketing Agreement.”

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination, and our officers and directors have also agreed to vote public shares purchased by them (if any) in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

In connection with the IPO, we entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

Item 11. Executive Compensation

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

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

●each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●each of our executive officers, directors and director nominees; and
●all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

	Number of
	Shares of Novus
Name and Address of Beneficial Owner (1)	Common Stock	%
Directors and Executive Officers of Novus:
Robert J. Laikin (2)(3)	1,911,111	5.3%
Hersch Klaff (4)	1,298,828	3.6%
Larry M. Paulson (5)	966,146	2.7%
Vincent Donargo (3)(6)	1,475,694	4.1%
Jeffrey Foster (7)	966,146	2.7%
Heather Goodman	291,667	*
Ronald Sznaider	182,292	*
All Directors and Executive Officers of Novus as a Group (5 Individuals)	5,980,773	16.6%
Five Percent Holders of Novus:
Highbridge Capital management LLC (8)	1,705,105	4.7%
Adage Capital Advisors, L.L.C. (Adage Capital Partners, L.P.) (9)	1,500,000	4.2%
Citadel Advisors LLC (10)	1,576,535	4.4%
*	Less than one percent.
(1)Unless otherwise indicated, the business address of each of the directors and executive officers of Novus is c/o Novus Capital Corporation II, 8556 Oakmont Lane, Indianapolis, IN 46260. Unless otherwise indicated, the business address of each of the directors and executive officers of the Combined Company is 4360 Park Terrace Drive, Suite 100, Westlake Village, California 93161.

(2)Includes 1,111,111 Initial Stockholder Shares held by Novus Capital Associates, LLC.

(3)Messrs. Laikin and Donargo are the managing members of Novus Capital Associates, LLC. The shares beneficially owned by Novus Capital Associates, LLC may also be deemed beneficially owned by Messrs. Laikin and Donargo.

(4)Mr. Klaff holds Initial Stockholder Shares through KNC I LLC and KNC II LLC. Mr. Klaff has voting and dispositive control over the shares held by these entities and may be deemed to be the beneficial owner of such shares. He disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(5)Mr. Paulson holds Initial Stockholder Shares through the Larry M Paulson and Gretchen V Paulson Family Trust dated Sept 4, 2019, and any amendments thereto, of which he is a trustee. Consequently, Mr. Paulson may be deemed to be the beneficial owner of such. He disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(6)Consists of (a) 364,583 Initial Stockholder Shares held by V Donargo LLC and (b) 1,111,111 Initial Stockholder Shares held by Novus Capital Associates, LLC.

(7)Mr. Foster holds Initial Stockholder Shares through New Frontier LLC, of which Mr. Foster is the manager. Mr. Foster has voting and dispositive control over the shares held by New Frontier LLC and may be deemed to be the beneficial owner of such shares. He disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.

(8)As reported by Highbridge Capital Management, LLC (“Highbridge”) on a Schedule 13G filed with the SEC on June 3, 2021. Highbridge serves as trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. The principal business address of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(9)As reported by Adage Capital Partners on a Schedule 13G filed with the SEC on February 18, 2021, which states that each of Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners, GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson and Phillip Gross hold shared voting and dispositive power over 1,500,000 shares. ACP has the power to dispose of and the power to vote the shares beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly owns any shares. By reason of the provisions of Rule 13d-3 of the Exchange Act, ACPGP and ACA may be deemed to beneficially own the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly owns any shares. By reason of the provisions of Rule 13d-3 of the Act, each of Mr. Atchinson and Mr. Gross may be deemed to beneficially own the shares beneficially owned by ACP. The principal business address of ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(10)As reported by Citadel Advisors LLC on a Schedule 13G filed with the SEC on November 22, 2021, which states that (i) each of Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”) and Citadel GP LLC (“CGP”) may be deemed to beneficially own 1,576,535 shares, (ii) each of Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”) and Citadel Securities GP LLC (“CSGP”) may be deemed to beneficially own 5,419 shares and (iii) Kenneth Griffin may be deemed to beneficially own 1,581,954 shares. The shares are held directly by Citadel Multi-Strategy Equities Master Fund Ltd. (“CM”) and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP and owns a controlling interest in CGP and CSGP. The principal business address of Citadel Advisors, CAH, CGP, Citadel Securities, CALC4, CSGP, CM and Mr. Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On October 12, 2020, our founders purchased an aggregate of 7,187,500 shares of Class B common stock (the “founder shares”) for an aggregate purchase price of $25,000. The founder shares included an aggregate of up to 937,500 shares which were subject to forfeiture by our founders to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that our founders would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the IPO. As a result of the underwriters’ election to fully exercise their over-allotment option, no founder shares are currently subject to forfeiture.

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

Private Warrants

Simultaneously with the IPO, the founders purchased an aggregate of 5,166,666 private warrants at a price of $1.50 per private warrant ($7.75 million in the aggregate) in a private placement. Each private warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustment. Proceeds from the private warrants were added to the net proceeds from the IPO held in the trust account. If we do not complete an initial business combination by February 8, 2023, the proceeds from the sale of the private warrants will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and the private warrants will expire worthless. The private warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our founders or their permitted transferees.

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

Insider Letter Agreements

We have entered into a letter agreement with our initial stockholders, officers and directors pursuant to which (x) they have agreed to waive: (1) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (2) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by February 8, 2023 or (B)with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by February 8, 2023 or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), and (y) the founder shares are subject to certain transfer restrictions, as described under “Description of Securities — Founder Shares”

Transactions in Connection with the Proposed Business Combination with Energy Vault and PIPE

Lock-Up Agreements

In connection with the closing, the founders and certain stockholders of Energy Vault will agree, subject to certain exceptions, not to (i) sell, offer to sell, contract or agree to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Exchange Act, and the rules and regulations of the SEC promulgated thereunder, the lock-up shares (which, in the case of the founders, are the founder shares, the private warrants and the shares of combined company common stock issuable upon exercise of the private warrants), (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of the lock-up shares, whether any such transaction is to be settled by delivery of such securities, in cash or otherwise or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii). The lock-up period shall terminate upon the earlier of (i) with respect to 50% of the lock-up shares, 180 days after the closing and (ii) with respect to the remaining 50% of the lock-up shares, one year after the Closing; provided however that the lock-up period shall terminate 180 days after the Closing with respect to the private warrants and the shares of combined company common stock issuable upon exercise of the private warrants.

Registration Rights Agreement

In connection with the closing, the founders and security holders of Energy Vault will enter into an amended and restated registration rights agreement, which amends and restates the registration rights agreement. Pursuant to the amended and restated registration rights agreement, Novus will agree that, no later than (i) 30 calendar days after the closing and (ii) 20 business days after the closing, Novus will file with the SEC (at Novus’s sole cost and expense) a resale registration statement, and Novus shall use commercially reasonable efforts to have the resale registration statement declared effective as soon as practicable after the filing thereof. In certain circumstances, the founders and the Energy Vault security holders may each demand up to two registrations, which may be underwritten offerings, and all of the holders will be entitled to piggyback registration rights.

Sponsor Restricted Stock Agreement

In connection with the closing, the initial stockholders and certain stockholders of Energy Vault will agree, that the Restricted Shares (defined as 4,851,561 founder shares) shall be subject to the transfer restrictions set forth herein until satisfaction of the following trigger events (each, a “Triggering Event”):

(a)	808,594 founder shares shall be released upon the date on which (x) the closing price of the combined company common stock (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) exceeds $12.50 per share for any 20 trading days within a 30-trading day period occurring from the announcement of the PIPE through the thirty-six (36) month anniversary of the closing of the Merger or (ii) the closing of a sale, merger, the remaining lock-up shares liquidation, or exchange offer transaction after the closing date of the Merger which results in the stockholders of the combined company having the right to exchange their shares for cash, securities or other property having a value of at least $12.50 per share.

(b)

808,594 founder shares shall be released upon the date on which (x) the closing price of the combined company common stock (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) exceeds $15.00 per share for any 20 trading days within a 30-trading day period occurring from the announcement of the PIPE through the thirty-six (36) month anniversary of the closing of the Merger or (ii) the closing of a sale, merger, the remaining lock-up shares liquidation, or exchange offer transaction after the closing date of the Merger which results in the stockholders of the combined company having the right to exchange their shares for cash, securities or other property having a value of at least $15.00 per share.

(c)

3,234,375 founder shares, shall be subject to forfeiture (the “Forfeiture Percentage”) proportionately with redemptions of cash from the Trust Account held by the Trustee in excess of $25,000,000. The Forfeiture Percentage shall be calculated by (1) dividing (A) the aggregate dollar amount of cash redeemed from the trust account in excess of $25,000,000 by (B) $287,500,000 and then (2) multiplying the quotient obtained in subsection (c)(1) by 45.0% of the founder shares. Notwithstanding the foregoing, in the event that more than 26,250,000 shares of Class A common stock are redeemed from the trust account (resulting in $262,500,000 of cash redeemed from the trust account assuming a redemption price of $10.00 per share), such 3,234,375 Founder Shares shall be forfeited in lieu of applying the Forfeiture Percentage.

The remaining 1,617,187 founder shares are not Restricted Shares and are not subject to the vesting restrictions or forfeiture provisions set forth in clauses (a)-(c) above.

Sponsor Support Agreement

On September 8, 2021, Novus, Energy Vault and the founders entered into the Sponsor Support Agreement pursuant to which the founders agreed to vote all of their founder shares and shares of Novus common stock in favor of the approval and adoption of the Merger and other transactions contemplated by the Business Combination Agreement. Additionally, such Founders have agreed, among other things, not to (a) transfer any of their shares of founder shares or common stock (or enter into any arrangement with respect thereto), subject to certain customary exceptions, (b) enter into any voting arrangement that is inconsistent with the Sponsor Support Agreement or (c) exercise their redemption rights in connection with the Merger.

PIPE

In connection with the PIPE, Robert Laikin, our Chief Executive Officer and a director, Larry Paulson, our Chairman, and Hersch Klaff, Jeffrey Foster, Ronald Sznaider and Heather Goodman each a director of Novus, or their affiliates, agreed to purchase 250,000 shares, 50,000 shares, 250,000 shares, 250,0000 shares, 50,000 shares and 250,000 shares, respectively, at a purchase price of $10.00 per share and on the same terms and conditions as the other investors in the PIPE.

Other Arrangements

Our founders, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsors, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our founders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The units would be identical to the private placement warrants issued to our founders. The terms of such loans by our founders, officers and directors and their affiliates, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our business combination, we do not expect to seek loans from parties other than our founders, an affiliate of our founders, officers and directors and their affiliates, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

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

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. Our Code of Ethics is available on our website.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsors, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursements or cash payments made by us to our founders, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds held in the trust account prior to the completion of our initial business combination:

●reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
●payment to Cowen and Company, LLC of its Marketing Fee, fees for any financial advisory, placement agency or other similar investment banking services Cowen and Company, LLC may provide to our company in the future, and reimbursement of Cowen and Company, LLC for any out-of-pocket expenses incurred by it in connection with the performance of such services; and

●repayment of loans which may be made by our founders, officers and directors and their affiliates to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from September 29, 2020 (inception) through December 31, 2020 totaled approximately $161,000 and $57,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from September 29, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021. We paid Marcum $8,240 for tax services for the period from September 29, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from September 29, 2020 (inception) through December 31, 2020.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:
(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibits	Filing Date
2.1*	Business Combination Agreement and Plan of Reorganization, dated September 8, 2021, by and among Novus, Merger Sub and Energy Vault (included as Annex A to this proxy statement/prospectus)	Form 8-K	001-39982	2.1	September 9, 2021

3.1	Certificate of Incorporation of Novus	Form S-1	333-252079	3.1	January 13, 2021

3.2	Amended and Restated Certificate of Incorporation of Novus	Form 8-K	001-39982	3.1	February 8, 2021

3.3	Bylaws of Novus	Form S-1	333-252079	3.3	January 13, 2021

3.4	Form of Amended and Restated Certificate of Incorporation of Combined Company (included as Annex B to this proxy statement/prospectus)	Form 8-K	001-39982	2.1	September 9, 2021

3.5	Form of Amended and Restated Bylaws of Combined Company (included in Exhibit 2.1)	Form 8-K	001-39982	2.1	September 9, 2021

4.1	Specimen Unit Certificate of Novus	Form S-1	333-252079	4.1	January 13, 2021

4.2	Specimen Class A Common Stock Certificate of Novus	Form S-1	333-252079	4.2	January 13, 2021

4.3	Specimen Warrant Certificate of Novus	Form S-1	333-252079	4.3	January 13, 2021

4.4	Warrant Agreement, dated February 3, 2021, by and between Continental Stock Transfer & Trust Company and Novus	Form 8-K	001-39982	4.1	February 8, 2021

10.1	Business Combination Marketing Agreement, dated February 3, 2021, between Novus and Cowen	Form 8-K	001-39982	1.2	February 8, 2021

10.2	Investment Management Trust Agreement, dated February 3, 2021, by and between Continental Stock Transfer & Trust Company and Novus	Form 8-K	001-39982	10.2	February 8, 2021

10.3	Registration Rights Agreement, dated February 3, 2021, by and among Novus and certain stockholders	Form 8-K	001-39982	10.3	February 8, 2021

10.4	Form of Amended and Restated Registration Rights Agreement, by and among Novus, Novus Initial Stockholders and New Holders (included in Exhibit 2.1)	Form 8-K	001-39982	2.1	September 9, 2021

10.5	Form of Promissory Note of Novus	Form S-1	333-252079	10.1	January 13, 2021

10.6	Stockholder Support Agreement, dated September 8, 2021, by and among Novus and certain stockholders	Form 8-K	001-39982	10.1	September 9, 2021

10.7	Sponsor Support Agreement, dated as of September 8, 2021, by and among Novus and the Initial Stockholders	Form 8-K	001-39982	10.2	September 9, 2021

10.8	Form of PIPE Subscription Agreement	Form 8-K	001-39982	10.3	September 9, 2021

10.9	Warrant Subscription Agreement, dated February 2, 2021, by and between Novus and NCCII	Form S-1	333-252079	10.7	January 13, 2021

10.10	Form of Letter Agreement from Novus’s officers and directors and other initial stockholders	Form S-1	333-252079	10.2	January 13, 2021

10.11	Form of Lock-Up Agreement (included in Exhibit 2.1)	Form 8-K	001-39982	2.1	September 9, 2021

10.12	Form of Amended and Restated Sponsor Restricted Stock Agreement, by and among Novus, Novus Initial Stockholders and Energy Vault (included in Annex A to this proxy statement/prospectus)	Form S-4	333-260307	10.12	December 30, 2021

23.1	Consent of Marcum LLP, independent registered public accounting firm of Novus

24.1	Power of Attorney (included on the signature page to this Form 10-K)*

101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

●	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 10th day of February, 2022.

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

Name	Position	Date

/s/ Robert J. Laikin	Chief Executive Officer and Director	February 10, 2022
Robert J. Laikin	(Principal Executive Officer)

/s/ Larry M. Paulson	Chairman of the Board of Directors and Director	February 10, 2022
Larry M. Paulson

/s/ Vincent Donargo	Chief Financial Officer	February 10, 2022
Vincent Donargo	(Principal Financial and Accounting Officer)

/s/ Heather Goodman	Director	February 10, 2022
Heather Goodman

/s/ Ronald Sznaider	Director	February 10, 2022
Ronald Sznaider

/s/ Hersch Klaff	Director	February 10, 2022
Hersch Klaff

NOVUS CAPITAL CORPORATION II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Novus Capital Corporation II

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novus Capital Corporation II (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, consolidated changes in stockholders’ (deficit) equity and consolidated cash flows for year ended December 31, 2021 and for the period from September 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Boston, MA

February 10, 2022

NOVUS CAPITAL CORPORATION II

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$396,295	$172,854
Prepaid expenses	114,583	—
Total Current Assets	510,878	172,854

Deferred offering costs	—	37,042
Marketable securities held in Trust Account	287,515,823	—
TOTAL ASSETS	$288,026,701	$209,896

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$208,913	$1,000
Accrued offering costs	—	25,000
Promissory note — related party	—	160,000
Total Current Liabilities	208,913	186,000

Warrant liability	18,437,499	—
TOTAL LIABILITIES	18,646,412	186,000

Commitments and Contingencies

Class A common stock subject to possible redemption 28,750,000 and no shares at redemption value at December 31, 2021 and 2020, respectively	287,500,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding, at December 31, 2021 and 2020	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(18,120,430)	(1,104)
Total Stockholders’ (Deficit) Equity	(18,119,711)	23,896
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$288,026,701	$209,896

The accompanying notes are an integral part of the consolidated financial statements.

NOVUS CAPITAL CORPORATION II

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the Period from
		September 29, 2020
	Year Ended	(Inception) Through
	December 31,	December 31,
	2021	2020
Operating and formation costs	$1,247,217	$1,104
Loss from operations	(1,247,217)	(1,104)

Other income (expense):
Interest earned on marketable securities held in Trust Account	15,823	—
Transaction costs incurred in connection with warrants	(241,311)	—
Change in fair value of warrants	(1,865,833)	—
Total other expense, net	(2,091,321)	—

Net loss	$(3,338,538)	$(1,104)

Basic and diluted weighted average shares outstanding, Class A common stock	25,678,082	—
Basic and diluted net loss per share, Class A common stock	$(0.10)	$—
Basic and diluted weighted average shares outstanding, Class B common stock	7,087,329	6,250,000
Basic and diluted net loss per share, Class B common stock	$(0.10)	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOVUS CAPITAL CORPORATION II

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — September 29, 2020 (Inception)	—	—	—	—	—	—	—

Issuance of Class B Common Stock to Sponsor	—	$—	7,187,500	$719	$24,281	$—	$25,000

Net loss	—	—	—	—	—	(1,104)	(1,104)

Balance – December 31, 2020	—	$—	7,187,500	$719	$24,281	$(1,104)	$23,896

Remeasurement adjustment on redeemable common stock	—	—	—	—	(1,935,948)	(14,780,788)	(16,716,736)

Cash paid in excess of private warrants	—	—	—	—	1,911,667	—	1,911,667
		—
Net loss	—	—	—	—	—	(3,338,538)	(3,338,538)

Balance – December 31, 2021	—	$—	7,187,500	$719	$—	$(18,120,430)	$(18,119,711)

The accompanying notes are an integral part of the consolidated financial statements.

NOVUS CAPITAL CORPORATION II

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period from
		September 29, 2020
	Year Ended	(Inception) Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(3,338,538)	$(1,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	1,865,833	—
Interest earned on marketable securities held in Trust Account	(15,823)	—
Transaction costs incurred in connection with warrants	241,311	—
Changes in operating assets and liabilities:
Prepaid expenses	(114,583)	—
Accrued expenses	207,913	1,000
Net cash used in operating activities	(1,153,887)	(104)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(287,500,000)	—
Net cash used in investing activities	(287,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	281,750,000	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory note - related party	—	160,000
Proceeds from sale of Private Placement Warrants	7,750,000	—
Repayment of promissory note – related party	(160,000)	—
Payment of offering costs	(462,672)	(12,042)
Net cash provided by financing activities	288,877,328	172,958

Net Change in Cash	223,441	172,854
Cash – Beginning	172,854	—
Cash – Ending	$396,295	$172,854

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$25,000
Remeasurement adjustment on redeemable common stock	$16,716,736	$—
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock	$35,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity from inception through December 31, 2021 related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and its search for a target business for a Business Combination, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering. On September 8, 2021, the Company, Merger Sub and Energy Vault, Inc (“Energy Vault”) entered into a business combination agreement relating to a proposed business combination with (see Note 6).

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

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On September 8, 2021, the Company, Merger Sub and Energy Vault entered into the Business Combination Agreement, pursuant to which Novus and Energy Vault will consummate the Business Combination. The Business Combination Agreement contains customary representations and warranties, covenants, closing conditions, termination fee provisions and other terms relating to the Merger and the other transactions contemplated thereby (Note 6).

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of December 31, 2021, the Company had $396,295 in its operating bank accounts and working capital of $317,788. As of December 31, 2021, $15,823 of the amount on deposit in the Trust Account represented interest income, which is available to be withdrawn to pay taxes.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional funds through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that the consolidated financial statements are issued. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity. Offering costs amounted to $6,224,714, of which $5,983,403 were charged against temporary equity and $241,311 were expensed on the consolidated statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A common stock reflected in the consolidated balance sheet are reconciled in the following table:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each consolidated

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the consolidated financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to non-deductible transaction costs and changes in fair value of warrants, the recording of full valuation allowances on deferred tax assets and permanent differences.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period.. Remeasurement adjustment associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 14,749,999 Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per share (in dollars, except per share amounts):

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

			For the Period from
			September 29, 2020
			(Inception) Through
	Year Ended December 31		December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(2,616,395)	$(722,143)	$—	$(1,104)
Denominator:
Basic and diluted weighted average shares outstanding	25,678,082	7,087,329	—	6,250,000
Basic and diluted net loss per common stock	$(0.10)	$(0.10)	$—	$—

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of$250,000. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Recently Issued Accounting Standards

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Promissory Note — Related Party

On October 1, 2020, certain of the Company’s directors agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to promissory notes (the “Promissory Notes”). The Promissory Notes are non-interest bearing and are payable on the earlier of (i) December 31, 2021 and (ii) the consummation of the Initial Public Offering. As of December 31, 2020, the Company had $160,000 outstanding under the Notes. The outstanding balance under the Promissory Note of $80,000 was subsequently repaid on February 8, 2021, while the remaining $80,000 was repaid on February 10, 2021.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

Pursuant to a registration rights agreement entered into on February 3, 2021, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were granted registration rights to require the Company to register a sale of any of the securities for resale (in the case of the

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. Notwithstanding the foregoing, Cowen Investments may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the Initial Public Offering. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On December 29, 2021, the Company entered into a Subscription Agreement with the Subscriber, pursuant to which the Subscriber agreed to purchase, and the Company agreed to sell the Subscriber, 5,000,000 shares of Class A common stock, par value of $0.0001 per share (the “Additional PIPE Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $50,000,000 in a private placement. Pursuant to the Subscription Agreement, the Additional PIPE Shares will be sold upon the same terms and conditions as those set forth in those certain Subscription Agreements entered into between the Company and certain other investors on September 8, 2021 in connection with the execution of the Business Combination Agreement among the Company, the Merger Sub and Energy Vault. The closing of the sale of the Additional PIPE Shares pursuant to the Subscription Agreement is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the sale of the Additional PIPE Shares is to raise additional capital for use by the combined company following the closing of the Proposed Transactions.

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

On September 29, 2021, the Company entered into an agreement with a vendor for tax advisory services related to the Business Combination agreement. The agreement calls for the vendor to receive a fee of $20,000 a month through December 31, 2021. As of December 31, 2021, the Company incurred legal fees of approximately $2,750,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

As of December 31, 2021, the Company incurred printer fees of approximately $336,000. These fees will only become due and payable upon the consummation of an initial Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 5,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock — The Company is authorized to issue up to 500,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021, there were 28,750,000 shares of Class A common stock issued and outstanding which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 7,187,500 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis (subject to adjustment). In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$34,842	$232
Startup/Organization Expenses	223,983	—
Total deferred tax assets	258,825	232
Valuation Allowance	(258,825)	(232)
Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period from September 29, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(258,593)	(232)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	258,593	232
Income tax provision	$—	$—

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020, the Company has a total of $165,916 and $0, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2021 and 2020, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets (liabilities), projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $258,593. For the period from September 29, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $232.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Deferred tax liability change in rate	0.0%	0.0%
Change in fair value of Warrant Liability	(11.7)%	—%
Compensation Expense	0.0%	—%
Transaction costs - warrants	(1.5)%	—%
Meals and entertainment	0.0%	0.0%
Valuation allowance	(7.8)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open and subject to examination. The Company considers Indianapolis to be a significant state tax jurisdiction.

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. At December 31, 2020 there were no assets or liabilities that were measured at fair value.

			Significant	Significant
		Quoted Prices	Other	Other
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
Description	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in Trust Account	$287,515,823	$287,515,823	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$11,979,166	$11,979,166	$—	$—

Warrant Liability – Private Placement Warrants	$6,458,333	$—	$—	$6,458,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the year ended December 31, 2021.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Modified Monte Carlo Simulation. As of December 31, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the consolidated balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

The key inputs into the Modified Montel Carlo Simulation and the Modified Black-Scholes Option Pricing model for Warrants were as follows:

	February 8, 2021		December 31,
	Initial Measurement		2021
	Public	Private	Private
Input	Warrants	Warrants	Warrants
Risk-free interest rate	0.48%	0.48%	1.26%
Expected term (years)	5.00	5.00	5.00
Expected volatility	21.0%	21.0%	18.12%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$10.00	$10.00	$9.90

NOVUS CAPITAL CORPORATION II

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 8, 2021	5,838,333	10,733,333	16,571,666
Change in fair value	620,000	1,245,833	1,865,833
Transfer to Level 1	—	(11,979,166)	(11,979,166)
Fair value as of December 31, 2021	$6,458,333	$—	$6,458,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $11,979,166.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in the consolidated financial statements.

On January 29, 2022, the Company entered into a Subscription Agreement with the Subscriber, pursuant to which the Subscriber agreed to purchase, and the Company agreed to sell the Subscriber, 5,000,000 shares of Class A common stock, par value of $0.0001 per share (the “Additional Pipe Shares”), for a purchase price of $10.00 per share and an aggregate purchase price of $50,000,000 in a private placement. Pursuant to the Subscription Agreement, the Additional PIPE Shares will be sold upon the same terms and conditions as those set forth in those certain Subscription Agreements entered into between the Company and certain other investors on September 8, 2021 in connection with the execution of the Business Combination Agreement among the Company, the Merger Sub and Energy Vault. The closing of the sale of the Additional PIPE Shares pursuant to the Subscription Agreement is contingent upon, among other customary closing conditions, the concurrent consummation of the Proposed Transactions. The purpose of the sale of the Additional PIPE Shares is to raise additional capital for use by the combined company following the closing of the Proposed Transactions.