Form 10-Q
period 2022-03-31
Energy Vault Holdings, Inc.
filed 2022-05-16
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-39982
___________________________________
ENERGY VAULT HOLDINGS, INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	85-3230987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4360 Park Terrace Drive, Suite 100 Westlake Village, California	93161
(Address of Principal Executive Offices)	(Zip Code)
(805) 852-0000
Registrant’s telephone number, including area code
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NRGV	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of common stock at an exercise price of $11.50 per share	NRGV.WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 133,758,293, shares of common stock, par value $0.0001 per share, outstanding as of May 9, 2022.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•the expected benefits of the Merger (as defined herein);
•changes in our strategy, expansion plans, customer opportunities, future operations, future financial position, estimated revenues and losses, projected costs, prospects and plans;
•the implementation, market acceptance and success of our business model and growth strategy;
•our ability to develop and maintain our brand and reputation;
•developments and projections relating to our competitors and industry;
•the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
•our expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for its operations and future growth; and
•our business, expansion plans and opportunities.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$303,518	$105,125
Accounts receivable	30,002	—
Prepaid expenses and other current assets	4,541	5,538
Total current assets	338,061	110,663
Property and equipment, net	10,752	11,868
Right-of-Use assets, net	1,242	1,238
Other assets	1,479	1,525
Total Assets	$351,534	$125,294
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$3,516	$1,979
Accrued expenses	1,305	4,704
Long-term finance leases, current portion	46	48
Long-term operating leases, current portion	619	612
Total current liabilities	5,486	7,343
Deferred pension obligation	454	734
Asset retirement obligation	984	978
Deferred revenue	8,616	1,500
Long-term finance leases	25	34
Long-term operating leases	659	662
Warrant liability	40,075	—
Total liabilities	56,299	11,251
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 85,739 shares authorized, 85,739 shares issued and outstanding at December 31, 2021; liquidation preference of $171,348	—	182,709
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.0001 par value; 5,000 shares authorized, 93 shares issued and outstanding at March 31, 2022; liquidation preference of $675	675	—
Common stock, $0.0001 par value; 500,000 shares authorized, 133,633 shares issued, and 133,633 and outstanding at March 31, 2022; 120,568 shares authorized, 20,432 shares issued, and 20,432 outstanding at December 31, 2021	13	—
Additional paid-in capital	383,821	713
Accumulated deficit	(89,045)	(68,966)
Accumulated other comprehensive loss	(229)	(413)
Total stockholders’ equity (deficit)	295,235	(68,666)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$351,534	$125,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$42,884	$—
Operating expenses:
Sales and marketing	2,580	85
Research and development	9,661	1,021
General and administrative	9,806	1,855
Income (loss) from operations	20,837	(2,961)
Other income (expense)
Change in fair value of derivative	—	(24,102)
Interest expense	(1)	(4)
Change in fair value of warrant liability	(20,237)	—
Transaction costs	(20,586)	—
Other income (expense), net	36	(1,928)
Loss before income taxes	(19,951)	(28,995)
Provision for income taxes	128	—
Net loss	$(20,079)	$(28,995)

Net loss per share of common stock — basic and diluted	$(0.25)	$(2.67)
Weighted average shares of common stock — basic and diluted	80,806	10,861

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$278	185
Foreign currency translation gain (loss)	(94)	1,231
Total other comprehensive income (loss)	184	1,416
Total comprehensive loss	$(19,895)	$(27,579)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2022
	Convertible Preferred Stock		Common Stock		Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity ( Deficit)
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance at December 31, 2021	85,741	$182,709	20,432	$—	—	$—	$713	$(68,966)	$(413)	$(68,666)
Conversion of convertible preferred stock into common stock in connection with reverse recapitalization	(85,648)	(182,034)	85,648	9	—	—	182,025	—	—	182,034
Reclassification of convertible preferred stock to stockholders’ deficit	(93)	(675)	—	—	93	675	—	—	—	675
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	27,553	4	—	—	191,856	—	—	191,860
Exercise of stock option	—	—	—	—	—	—	25	—	—	25
Stock based compensation	—	—	—	—	—	—	9,202	—	—	9,202
Net loss	—	—	—	—	—	—	—	(20,079)	—	(20,079)
Actuarial gain (loss) on pension	—	—	—	—	—	—	—	—	278	278
Foreign currency translation gain (loss)	—	—	—	—	—	—	—	—	(94)	(94)
Balance at March 31, 2022	—	$—	133,633	$13	93	$675	$383,821	$(89,045)	$(229)	$295,235

	Three Months Ended March 31, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
Balance at December 31, 2020	63,805	$62,042	14,551	$—	$99	$(37,628)		$(2,098)	$(39,627)
Issuance of Series B-1 preferred stock for cash	6,864	14,700	—	—	—	—		—	—
Series B-1 Preferred Stock issuance costs	—	(8)	—	—	—	—		—	—
Exercise of stock option	—	—	373	—	5	—		—	5
Stock based compensation	—	—	—	—	7	—		—	7
Net loss	—	—	—	—	—	(28,995)		—	(28,995)
Actuarial gain (loss) on pension	—	—	—	—	—	—		185	185
Foreign currency translation gain (loss)	—	—	—	—	—	—		1,231	1,231
Balance at March 31, 2021	70,669	$76,734	14,924	$—	$111	$(66,623)	$—	$(682)	$(67,194)
(1) The number of shares of convertible preferred stock and common stock prior to the Merger (defined in Note 1) have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger as described in Note 1 and Note 3.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(20,079)	$(28,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,218	17
Non-cash lease expense	165	151
Non-cash interest income	(16)	—
Stock based compensation	9,202	7
Change in fair value of derivative	—	24,102
Change in fair value of warrant liability	20,237	—
Change in pension obligation	7	18
Asset retirement obligation accretion expense	19	—
Foreign exchange gains and losses	19	96
Change in operating assets	(32,550)	(561)
Change in operating liabilities	4,967	(839)
Net cash used in operating activities	(16,811)	(6,004)
Cash Flows From Investing Activities
Purchase of property and equipment	(83)	(3)
Net cash used in investing activities	(83)	(3)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	25	6
Proceeds from reverse recapitalization and PIPE financing, net	235,940	—
Payment of transaction costs related to reverse recapitalization	(20,651)	—
Payment of lease obligations	(10)	(24)
Proceeds from Series B-1 Preferred Stock, net of issuance costs	—	14,692
Net cash provided by financing activities	215,304	14,674
Effect of exchange rate changes on cash and cash equivalents	(17)	2,061
Net increase in cash	198,393	10,728
Cash and cash equivalents – beginning of the period	105,125	10,051
Cash and cash equivalents – end of the period	$303,518	$20,779

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	1	—
Cash paid for interest	23	17
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of redeemable preferred stock into common stock in connection with the reverse recapitalization	182,034	—
Warrants assumed as part of reverse recapitalization	19,838	—
Actuarial gain (loss) on pension	278	148
Property, plant and equipment financed through accounts payable	137	—
Assets acquired on finance lease	—	43
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Energy Vault Holdings, Inc. (“Energy Vault” or the “Company”) develops sustainable, grid-scale energy storage solutions designed to advance the transition to a carbon free, resilient power grid. The Company’s mission is to accelerate the decarbonization of the economy through the development of sustainable and economical energy storage technologies. To achieve this, the Company is developing a proprietary gravity-based energy storage technology. The Company’s product platform aims to help utilities, independent power producers, and large energy users significantly reduce their levelized cost of energy while maintaining power reliability.
The Company’s project delivery strategy relies upon engineering, procurement, and construction (“EPC”) firms to construct its storage projects, while under the supervision of the Company’s dedicated teams tasked with project management. The current business model is comprised of the following product and service categories:
(1)Building, operating, and transferring energy storage projects to potential customers,
(2)Building, operating, and holding energy storage systems as equity (co-) sponsor,
(3)Selling energy management software as a service, and
(4)Entering into intellectual property license and royalty agreements associated with the Company’s energy storage technologies.
The Company has a wholly owned subsidiary, Energy Vault SA, which was formed in December 2017 in Lugano Switzerland to build a full-scale demonstration unit (the “Prototype”), serves as the Company’s research and development hub, and operates as the Company’s international headquarters.
Energy Vault was originally incorporated under the name Novus Capital Corporation II (“Novus”) as a special purpose acquisition company in the state of Delaware in September 2020 with the purpose of effecting a merger with one or more operating businesses. On September 8, 2021, Novus announced that it had entered into a definitive agreement for a business combination (the “Merger Agreement”) with Energy Vault, Inc. (“Legacy Energy Vault”) that would result in Legacy Energy Vault becoming a wholly owned subsidiary of Novus (the “Merger”). Upon the closing of the Merger on February 11, 2022 (the “Closing”), Novus was immediately renamed to “Energy Vault Holdings, Inc.” The Merger between Novus and Legacy Energy Vault was accounted for as a reverse recapitalization. See Note 3 - Reverse Capitalization for more information. Energy Vault Holdings, Inc. is headquartered in Los Angeles, California.
Throughout the notes to the consolidated condensed financial statements, unless otherwise noted, the “Company,” “we,” “us,” or “our” and similar terms refer to Legacy Energy Vault and its subsidiaries prior to the consummation of the Merger, and Energy Vault and its subsidiaries after the consummation of the Merger.
Certain Significant Risks and Uncertainties
Since inception, the Company has been primarily involved in research and development activities. The Company devotes substantially all its efforts to product research and development, initial market development, and raising capital. The Company is subject to a number of risks similar to those of other early-stage clean energy companies, including dependence on key individuals, the need for development of commercially viable products, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional financing to fund the development of its products and technology. These risks could be further complicated by the ongoing COVID-19 pandemic described below.
The spread of the COVID-19 virus during 2020 caused an economic downturn on a global scale, as well as significant volatility in the financial markets. In March 2020, the World Health Organization declared spread of the COVID-19 virus a pandemic. Government reactions to the public health crisis with mitigation measures created significant uncertainties in the U.S. and global economies. The COVID-19 pandemic caused delays in the construction of the Prototype in Switzerland due to Government mandated temporary stay-at-home and quarantine orders; however, it did not significantly impact the Company’s other core operations such as research and development and fund raising. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results will depend on numerous evolving factors that management may not be able to accurately predict, and which may cause the actual results to differ from the estimates and

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
assumptions that are required to be made in the preparation of condensed financial statements according to Generally Accepted Accounting Principles in the United States (“GAAP”).
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared on an accrual basis of accounting in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2021. The condensed balance sheet as of December 31, 2021, included herein, was derived from the consolidated financial statements of the Company as of that date.
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of March 31, 2022 and the Company’s results of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit activities, and the cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.
Principles of Consolidation
These unaudited interim condensed consolidated financial statements include Energy Vault Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s consolidated financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed consolidated financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. Significant estimates made by management include, among others, valuation of inventory, pension obligations, fair value of financial instruments including embedded derivatives, stock-based compensation, valuation of deferred income tax assets, revenue recognition, and the estimated useful life of long-lived assets. Due to the inherent uncertainty involved in making assumptions and estimates, changes in circumstances, including those arising from the impacts of the COVID-19 pandemic, could result in actual results differing from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.
Transaction Costs

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Transaction costs consist of direct legal, accounting, and other fees relating to the consummation of the Merger. These costs were initially capitalized as incurred in prepaid assets and other current assets in the condensed consolidated balance sheet. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ deficit while costs associated with the pubic and private warrants liabilities were expensed in the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2021, $4.1 million of deferred Merger transaction costs were included within prepaid and other current assets in the condensed consolidated balance sheet. The Company and Novus incurred in aggregate $44.8 million in transaction costs, consisting of underwriting, legal, and other professional fees, of which $24.2 million was recorded to additional paid-in-capital as a reduction of proceeds and the remaining $20.6 million was expensed immediately upon the Closing.
Warrants
The Company assumed publicly-traded warrants (“Public Warrants”) and private warrants (“Private Warrants”) upon the Closing. The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed consolidated balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s condensed consolidated statement of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the statement of operations.
Earn-Out Shares
In connection with the reverse recapitalization and pursuant to the Merger Agreement, eligible Legacy Energy Vault stockholders immediately prior to the Closing, have the contingent right to receive an aggregate of 9.0 million shares of the Company’s common stock (“Earn-Out Shares”) upon the Company achieving each Earn-Out Triggering Event (defined below) during the period beginning on the 90th day following the Closing and ending in the third anniversary of such date (the “Earn-Out Period”). An “Earn-Out Triggering Event” means the date on which the closing price of the Company’s common stock quoted on the NYSE is greater than or equal to certain specified prices for any 20 trading days within a 30 consecutive day trading period.
The Earn-Out Shares were recognized at fair value upon the Closing of the Merger and classified in shareholders’ equity. Because the Merger was accounted for as a reverse recapitalization, the issuance of the Earn-Out Shares was treated as a deemed dividend and since the Company does not have retained earnings, the issuance was recorded within additional-paid-in capital (“APIC”) and has a net nil impact on APIC.
Revenue from Contracts with Customers
The Company recognizes revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for the goods and services transferred. The Company determines revenue recognition through the following steps:
(1)Identification of the contract, or contracts, with a customer.
(2)Identification of the performance obligations in the contract.
(3)Determination of the transaction price.
(4)Allocation of the transaction price to the performance obligations in the contract.
(5)Recognition of revenue when, or as, a performance obligation is satisfied.
Once a contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
identification of material rights requires judgments related to the determination of the value of the underlying good or service relative to the option exercise price.
The Company assesses whether each promised good or service is distinct for the purposes of identifying performance obligations in the contract. This assessment involves subjective determination and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered to be distinct provided that: (i) the customer can benefit from the good or service either on its own or together with the other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract). The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.
The transaction price is determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs.
For arrangements that include sales-based royalties, the Company recognizes royalty revenue when the related sales occur.
In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment and the transfer of the promised goods or services will be one year or less. As of March 31, 2022, the Company does not have any contracts that contain a significant financing component.
The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. Over time revenue recognition is based on the use of an output or input method.
Building Energy Storage Projects
To date, the Company has not recognized any revenue from the building of energy storage projects. The method of revenue recognition will be determined once the Company finalizes agreements with its future customers.
Operating Energy Storage Projects
To date, the Company has not recognized any revenue related to providing operation services for its energy storage projects. The method of revenue recognition will be determined once the Company finalizes agreements with its future customers.
Energy Management Software as a Service
To date, the Company has not recognized any revenue related to providing energy management software as a service. The method of revenue recognition will be determined once the Company finalizes agreements with its future customers.
Intellectual Property Licensing
The Company enters into licensing agreements of its intellectual property that are within the scope of ASC 606. The terms of such licensing agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities. The transaction price allocated to the licensing of intellectual property is recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit. The Company recognized intellectual property licensing revenue of $42.9 million during the three months ended March 31, 2022. The revenue recognized during the three

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
months ended March 31, 2022 was from one customer, Atlas Renewable LLC (“Atlas”), which was an investor in the Company’s PIPE.
As part of the Company’s licensing agreement with Atlas, the Company will provide Atlas with a final update to its functional intellectual property upon the completion of the Company’s research and development activities related to the intellectual property that was provided to Atlas. The Company has identified the obligation to provide this update to Atlas as a performance obligation and has deferred $5.9 million of the transaction price. The $5.9 million will be recognized as revenue when the Company completes the transfer of the final technology update to Atlas.
Additionally, the contract with Atlas includes variable consideration of $25 million due to the Company’s commitment to provide a $25 million refundable contribution to Atlas during the construction period of Atlas’ first project. The Company has considered this to be variable consideration as the Company will only be repaid the amount if Atlas’ first project reaches substantial completion and certain performance metrics are met. The Company has determined that it is probable that Atlas will reach substantial completion and meet the performance metrics to repay Energy Vault, therefore the variable consideration has been included in the transaction price.
Royalty Revenue
In connection with entering into intellectual property licensing agreements, the Company also enters into royalty agreements whereby the customer agrees to pay the Company a percentage of the customer’s future sales revenue that is generated by using the Company’s intellectual property. The Company has not recognized any royalty revenue to date, but will recognize royalty revenue at the point in time when the customer’s sales occur.
Other Revenue
In connection with entering into the intellectual property licensing agreement with Atlas, the Company agreed to provide construction support services during the periods in which the customer constructs its energy storage projects. The transaction price allocated to construction support services is recognized over time using the cost-to-cost measure of progress as that method offers the best depiction of the continuous transfer of services to the customer. The Company did not provide any construction support services during the three months ended March 31, 2022, therefore the Company did not recognize any revenue from this performance obligation.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. The new accounting standard will be effective for the fiscal year beginning on January 1, 2023, including interim periods within that year. The Company does not expect that adoption of this standard will have a material impact on its consolidated financial statements.
In August 2020, FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments. In addition to eliminating certain accounting models, this ASU includes improvements to the disclosures for convertible instruments and earnings-per-share (EPS) guidance and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2020-06 on January 1, 2022 and it did not have an impact on the Company’s condensed consolidated financial statements.
In December 2020, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for nonpublic entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2019-12 on January 1, 2022 and it did not have an impact on the Company’s condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3. REVERSE RECAPITALIZATION
On February 11, 2022, in connection with the Merger, the Company raised gross proceeds of $235.8 million, including the contribution of $40.8 million of cash, net of redemptions, held in Novus’ trust account from its initial public offering and an aggregate purchase price of $195.0 million from the sale and issuance of common shares in a private placement (“Private Investment in Public Equity” or “PIPE”) at $10.00 per share. The Company and Novus incurred in aggregate approximately $44.8 million in transaction costs, consisting of underwriting, legal, and other professional fees, of which $24.2 million was recorded to additional paid-in-capital as a reduction of proceeds and the remaining $20.6 million was expensed immediately upon the Closing. The aggregate consideration paid to Legacy Energy Vault stockholders in connection with the Merger (excluding any potential Earn-Out Shares), was 106.1 million shares of the Company’s common stock, par value $0.0001 after giving effect to the exchange ratio of 6.7735 (the “Exchange Ratio”). The total net cash proceeds to the Company were $191.0 million.
The following transactions were completed concurrently upon the Closing:
•All but 93,258 of issued and outstanding shares of Legacy Energy Vault convertible preferred stock were canceled and converted into a total of 85.6 million shares of Energy Vault common stock (the preferred stock that did not convert as of March 31, 2022 converted into 93,258 shares of common stock subsequent to the end of the quarter);
•Each issued and outstanding share of Legacy Energy Vault common stock was canceled and converted into a total of 20.4 million shares of Energy Vault common stock;
•Each outstanding vested and unvested Legacy Energy Vault common stock option was converted into options exercisable for shares of Energy Vault common stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio;
•Each outstanding and unvested Legacy Energy Vault restricted stock unit (“RSU”) was converted into RSUs for shares of Energy Vault common stock with the same terms except for the number of shares, each of which was adjusted by the Exchange Ratio; and
•Each outstanding vested and unvested Legacy Energy Vault restricted stock award (“RSA”) was converted into RSAs for shares of Energy Vault common stock with the same terms except for the number of shares, each of which was adjusted by the Exchange Ratio.
The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Novus was treated as the acquired company for financial reporting purposes. This determination was primarily due to the fact that shareholders of Legacy Energy Vault continue to control Energy Vault after the completion of the Merger. Accordingly, for accounting purposes, the financial statements of the combined entity upon consumption of the Merger represent a continuation of the financial statements of Legacy Energy Vault with the Merger being treated as the equivalent of Legacy Energy Vault issuing shares for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus were recognized at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Merger are presented as those of Legacy Energy Vault and the accumulated deficit of Legacy Energy Vault has been carried forward after Closing.
All periods prior to the Merger have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization.
The number of common stock issued immediately following the consumption of the Merger was as follows (amounts in thousands):

Shares
Legacy Energy Vault stock (1)	106,079
Novus pubic shares (2)	4,079
Novus sponsor shares (3)	3,975
PIPE shares	19,500
Total shares of Energy Vault common stock immediately after the Merger	133,633
__________________
(1) Excludes 9.0 million common shares issuable in earn-out arrangements as they are not issuable until 90 days after the Closing and are contingently issuable based upon the Company’s share price meeting certain thresholds.
(2) Excludes 14.7 million warrants issued and outstanding as of the Closing of the Merger which includes 9.6 million public warrants and 5.2 million private warrants held by the Novus Sponsor.
(3) Includes 1.6 million common shares that have transfer restrictions based on the Company’s share price meeting certain thresholds. These 1.6 million common shares are held in escrow and are subject to potential forfeiture.
NOTE 4. FAIR VALUE MEASUREMENTS
Carrying amounts of certain financial instruments, including cash, accounts payable, and accrued liabilities approximate their fair value due to their relatively short maturities and market interest rates, if applicable.
The Company categorizes assets and liabilities recorded or disclosed at fair value on the consolidated balance sheet based upon the level of judgment associated with inputs used to measure their fair value. The categories are as follows:
•Level 1—Inputs which included quoted prices in active markets for identical assets and liabilities.
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 were as follows (amounts in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Money market funds (1)	$5,315	$—	$—	$5,315
Derivative asset — conversion option (2)	—	—	350	350
Warrant liability (3)	(25,875)	(14,200)	—	(40,075)

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Money market funds (1)	$5,304	$—	$—	$5,304
Derivative asset — conversion option (2)	—	—	350	350
__________________
(1) Included in the line item cash and cash equivalents on the condensed consolidated balance sheets.
(2) Refer to Note 6 - Convertible Note Receivable for further information.
(3) Refer to Note 9 - Warrants for further information.

The Company’s Series B preferred stock purchase agreement included terms that obligated the investors to purchase, and the Company to sell, two subsequent rounds of Series B preferred stock in tranche closings (the “Tranche Rights”). The Company concluded that the Tranche Rights met the definition of a freestanding financial instrument, and classified them as an asset or a liability under ASC Topic 480, Distinguishing Liabilities from Equity and were initially recorded at fair value and remeasured to the then current fair value at each reporting period.
The following table provides a reconciliation of the Tranche Right liability balance for the three months ended March 31, 2021 (amounts in thousands):

Preferred Stock Tranche Liability
Balance at January 1, 2021	$—
Change in fair value	(24,102)
Balance at March 31, 2021	$(24,102)
NOTE 5. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for an “EV1” tower from a customer that was owned by one of its primary shareholders; the order remains outstanding as of March 31, 2022. The deposit and order were received before the owner of the customer became one of the Company’s primary shareholders and before it was represented on the Company’s board of directors.
For the three months ended March 31, 2022 and 2021, the Company paid consulting fees of $0.1 million and $0.1 million, respectively, to the father of one of the Company’s executive officers. For the three months ended March 31, 2022 and 2021, the Company paid Prototype construction labor costs of $0.1 million and $0.1 million, respectively, to a company owned by the brother of an employee.
NOTE 6. CONVERTIBLE NOTE RECEIVABLE
In October 2021, the Company entered into a convertible promissory note purchase agreement with DG Fuels, LLC (the “DG Fuels Note”). The principal balance of the promissory note is $1.0 million. The maturity date is the earlier of (i) 30 days after a demand for payment is made by the Company at any time after the two year anniversary of the date of issuance of the note; (ii) the four year anniversary of the date of issuance of the note; (iii) five days following a Financial Close (“Financial Close” means a project finance style closing by DG Fuels or its subsidiary of debt and equity capital to finance the construction of that certain biofuel facility currently under development by DG Fuels), or (iv) upon an event of default determined at the discretion of the Company. The DG Fuels Note has an annual interest rate of 10.0%.
The Company intends to hold and convert the DG Fuels Note into the equity securities issued by DG Fuels in their next equity financing round that is greater than $20.0 million at a 20% discount to the issuance price. The principal balance and unpaid accrued interest on the DG Fuels Note will, at the option of the Company, convert into equity securities upon the closing of such next equity financing round.
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative requiring bifurcation and separate accounting at its estimated fair value under ASC 815 – Derivative and Hedging. The estimated fair value of the embedded derivative upon issuance in October 2021 was an asset of $0.4 million. The estimated

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
fair value of this derivative instrument was recognized as a derivative asset on the condensed consolidated balance sheet, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income of $16 thousand during the three months ended March 31, 2022 from the DG Fuels Note, inclusive of contractual interest of $8 thousand and amortization of the debt discount of $8 thousand.
At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2022, there was no change in fair value of the embedded derivative.
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

Derivative Conversion Option
Balance at January 1, 2022	$350
Change in fair value	—
Balance at March 31, 2022	$350
NOTE 7. PROPERTY AND EQUIPMENT, NET
As of March 31, 2022, and December 31, 2021, property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2022	December 31, 2021
Brick machines	$2,484	$2,515
Right-of-Use assets – vehicles	173	175
Furniture and equipment	228	176
Leasehold improvements	347	179
Demonstration & test equipment	11,078	11,218
Total property and equipment	14,310	14,263
Less: accumulated depreciation	(3,558)	(2,395)
Property and equipment, net	$10,752	$11,868
For the three months ended March 31, 2022 and 2021, depreciation and amortization related to property and equipment was $1.2 million and $17 thousand respectively. No impairments of long-lived assets were recorded for the three months ended March 31, 2022 and 2021.
NOTE 8. STOCKHOLDERS’ EQUITY
Redeemable Convertible Preferred Stock
Upon the closing of the Merger on February 11, 2022, 85.6 million shares of issued and outstanding redeemable convertible preferred stock were cancelled and converted into 85.6 million shares of Energy Vault common stock based upon an exchange ratio of 6.7735 . A total of $182.0 million redeemable convertible preferred stock was reclassified into common stock and additional paid-in-capital on the condensed balance sheet. One shareholder that owned 13,768 shares of Series C preferred stock prior to the Merger, had a delay in the conversion of its shares to common stock and the shares remained as outstanding preferred stock at March 31, 2022. The preferred shares were converted to 93,258 shares of common stock subsequent to March 31, 2022.
As of December 31, 2021, the Company’s convertible preferred stock consisted of the following (amounts in thousands and adjusted for Merger exchange ratio):

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Shares Designated	Shares Issued and Outstanding	Liquidation Preference
Series C preferred stock	14,787	14,787	$107,000
Series B-1 preferred stock	14,475	14,475	31,003
Series B preferred stock	14,651	14,651	25,003
Series A-2 preferred stock	5,087	5,087	3,555
Series A-1 preferred stock	6,950	6,950	3,076
Series Seed 2 preferred stock	4,240	4,240	934
Series Seed 1 preferred stock	11,190	11,190	753
Series FR preferred stock	14,360	14,360	25
	85,740	85,740	$171,349
The significant rights and preferences of the outstanding convertible preferred stock through the closing of the Merger were as follows:
Dividends
Through the closing date, the holders of each class of convertible preferred stock had been entitled to receive non-cumulative dividends at 8% per annum, if and when declared by the Board of Directors of the Company. Through the closing date of the Merger, no dividends had been declared.
Conversion
Until the closing of the Merger, each class of preferred stock was convertible to common stock at the option of the holder at the conversion price (as defined in the articles of incorporation) which was initially equal to the original issuance price of each of the preferred stock issuances. The preferred stock would be automatically converted to common stock upon the earlier of; (a) a firm commitment underwritten initial public offering to an effective registration statement and sale of common stock to the public of not less than $49.0258 per share (minimum price per share does not apply to Series FR, Seed 1 and Seed 2 preferred stock) with gross proceeds not less than $50.0 million, or (b) by written consent of the holders of a majority of the then outstanding shares of preferred stock voting as single class on an as-converted to common stock basis, with the holders of the Series A, Seed 2, Seed 1, and Series FR preferred stock voting as a separate class on an as-converted basis, the holders of the Series B voting as a separate class on an as-converted basis, the holders of the Series B-1 voting as a separate class on an as-converted basis, and the holders of the Series C voting as a separate class on an as-converted basis.
The conversion price was subject to adjustment for stock splits and stock dividends, reorganization, reclassifications, or similar events and was to be adjusted proportionately. The conversion price would have also been adjusted for certain dilutive issuances of common stock or securities exercisable or convertible into common stock at a price below the conversion price in effect at the time (price protection or ratchet feature). The adjustment to the conversion price would have been determined by multiplying the conversion price by a fraction calculated as the diluted shares pre-issuance at the conversion price divided by the common stock pre-issuance plus the additional stock issued (partial ratchet).
Liquidation
Until the closing of the Merger, in the event of any liquidation, dissolution, or winding up of the Company, the holders of Series B, Series B-1 and Series C preferred stock would have been entitled to, in preference to the holders of each of the other classes of preferred stock, and to the common stockholder, an amount equal to the original issuance price plus declared but unpaid dividends. After payment in full to the holders of Series B, Series B-1 and Series C preferred stock, and prior to any distribution to the common stockholders, each of the other classes of preferred stock would have been entitled to receive an amount equal to the original issue price plus declared and unpaid dividends on such shares, payable on a pari-passu basis among the Series.
A liquidation, dissolution, or winding up of the Company would have been deemed to have occurred upon completion of any transaction or event that resulted in a change of control as defined in the articles of incorporation (a “Deemed Liquidation Event”). Upon a Deemed Liquidation Event, the preferred stock would have become redeemable at the option

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

of the holder and the Company would have been required to provide written notice to the holders of the preferred stock within 90 days of such an event informing them of their right to redeem the preferred stock. For purposes of determining the amount each holder of preferred stock would have been entitled to receive upon a Deemed Liquidation Event, each class of preferred stock would have been deemed to have automatically converted their shares into common stock at the as converted value (even if not elected by the holder) immediately prior to such a Deemed Liquidation Event, if the value was greater than the amount that would have been distributed to the holder of the preferred stock if it were not converted.
Voting
Until the closing of the Merger, each share of preferred stock was entitled to the number of votes equal to the number of shares of common stock into which the shares of preferred stock so held could be converted at the record date.
Common Stock
On February 11, 2022, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 27.6 million new shares of common stock. Additionally upon the close of the Merger, the Company converted all 3.0 million issued and outstanding common stock and all 12.7 million issued and outstanding convertible preferred stock of Legacy Energy Vault into 106.1 million new shares of common stock using an exchange ratio of 6.7735.
As of March 31, 2022, the Company had approximately 93 thousand shares of common stock reserved for future issuance due to a delay in the conversion of Series C preferred shares upon the Closing of the Merger.
NOTE 9. WARRANTS
Upon the Closing of the Merger, the Company assumed 9.6 million Public Warrants and 5.2 million Private Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustments. The warrants became exercisable on March 13, 2022 and will expire on February 11, 2027, which is five years after the Closing.
The Company filed a Registration Statement on Form S-1 on March 8, 2022 related to the issuance of an aggregate of up to approximately 14.7 million shares of common stock issuable upon the exercise of the Public and Private Warrants, which was declared effective by the SEC on May 6, 2022.
Public Warrants
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants for cash, in whole and not in part, upon not less than 30 days’ prior written notice of redemption (“Redemption Period”) at a price of $0.01 per warrant, if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days withing a 30 day trading period ending on the third trading day prior to the notice of redemption to the Public Warrant holders. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The Public Warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share.
Commencing 90 days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants, in whole and not in part, for a price of $0.10 per warrant provided that the Public Warrant Holders will be able to exercise their warrants prior to redemption and receive that number of shares of common stock determined based on a predefined rate based on the redemption date and the “fair market value” of the Company’s common stock upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations,

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

recapitalizations, and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
“Fair market value” of the Company’s common stock shall mean the average last reported sales price of its common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the warrants.
This redemption feature differs from the typical warrant redemption features used in many other blank check offerings, which typically only provide for a redemption of Public Warrants when the trading price of the Company’s common stock exceeds $18.00 per share for a specified period of time. This redemption feature is structured to allow for all of the outstanding Public Warrants to be redeemed when the Company’s common stock is trading at or above $10.00 per share, which may be at a time when the trading price of the Company’s stock is below the exercise price of the warrants. This redemption feature was established to provide the Company with the flexibility to redeem the warrants without the warrants having to reach the $18.00 per share threshold described above. Holders choosing to exercise their Public Warrants in connection with this redemption feature will, in effect, receive a number of shares for their warrants based on an option pricing model with a fixed volatility input as of February 8, 2021. This redemption right provides the Company an additional mechanism by which to redeem all of the outstanding Public Warrants, and therefore have certainty as to the Company’s capital structure as the Public Warrants would no longer be outstanding and would have been exercised or redeemed, The Company will effectively be required to pay the redemption price to warrant holders if the Company chooses the redemption right and it will allow Energy Vault to quickly proceed with a redemption of the warrants if it is determined it is in the Company’s best interest.
The exercise price and number of shares of common stock issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation.
Private Warrants
The Private Warrants have terms and provisions that are identical to those of the Public Warrants, except that the Private Warrants are exercisable on a cash or cashless basis, at the warrant holders’ option, and will not be redeemable by the Company, in each case so long as the warrants are still held by Novus or their permitted transferees. If the Private Warrants are no longer held by Novus or their permitted transferees, the redemption right included in the Public Warrants will attach to the Private Warrants.
The following table summarizes the Public and Private Warrants activities for the three months ended March 31, 2022 (amounts in thousands):

	Public Warrants	Private Warrants	Total Warrants
Warrants assumed upon the Closing of the Merger	9,583	5,167	14,750
Warrants exercised	—	—	—
Outstanding as of March 31, 2022	9,583	5,167	14,750
The Public Warrants were classified as Level 1 measurements as the Public Warrants had an adequate trading volume to provide reliable indication since the Closing of the Merger. The Private Warrants have been classified as Level 2 since the Closing of the Merger. Both the Public Warrants and Private Warrants were valued at $2.75 as of March 31, 2022. The fair value of the Private Warrants was deemed to be equal to the fair value of the Public Warrants because the Private Warrants have similar terms as the Public Warrants.
The Public and Private Warrants are measured at fair value on a recurring basis. The following table presents the changes in the fair value of the Company’s Public and Private Warrants liabilities (amounts in thousands):

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Public Warrants (Level 1)	Private Warrants (Level 2)	Total Warrants
Fair value assumed upon the Closing of the Merger	$12,938	$6,900	$19,838
Change in fair value	12,937	7,300	20,237
Fair value as of March 31, 2022	$25,875	$14,200	$40,075

NOTE 10. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
In 2017, the Company adopted its 2017 Stock Incentive Plan (the “2017 Plan”) which provides for the granting of stock options, restricted stock, and RSUs to employees, directors, and consultants of the Company. Options granted under the 2017 Plan were either Incentive Stock Options (“ISOs”) or Nonqualified Stock Options (“NSOs”). Awards under the 2017 Plan may be granted for periods of up to ten years. Under the terms of the 2017 Plan, awards may be granted at an exercise price not less than the estimated fair value of the shares on the date of grant, as determined by the Company’s Board of Directors. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of ISOs and NSOs may not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. Awards generally vest over one to four years.
2020 Stock Incentive Plan
In 2020, the Company adopted its 2020 Stock Incentive Plan (the “2020 Plan”) which superseded the previous 2017 Plan. The 2020 Plan provides for the granting of stock options, restricted stock, and RSUs to employees, directors, and consultants of the Company. Options granted under the 2020 Plan may be either Incentive Stock Options (“ISOs”) or Nonqualified Stock Options (“NSOs”). Awards under the 2020 Plan may be granted for periods of up to ten years. Under the terms of the 2020 Plan, awards may be granted at an exercise price not less than the estimated fair value of the shares on the date of grant, as determined by the Company’s Board of Directors. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of ISOs and NSOs may not be less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. Awards generally vest over one to four years.
2022 Equity Incentive Plan
In 2022, the Company adopted its 2022 Equity Incentive Plan (the “2022 Plan”), which superseded the previous 2020 Plan, provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, and RSUs to employees, non-employee directors, and consultants of the Company. Shares of common stock underlying awards that expire or are forfeited or canceled will again be available for issuance under the 2022 Plan.
The number of shares of the Company’s common stock reserved for issuance under the 2022 Plan is approximately 15.5 million, plus up to approximately 8.3 million shares subject to awards granted under the 2017 and 2020 Plans. Additionally, beginning on March 1, 2022 and ending on (and including) March 31, 2031, the number of shares of the Company’s common stock that may be issued under the 2022 Plan will increase by a number of shares equal to the lesser of (i) 4.0% of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares (including zero) that the Company’s Board of Directors determines for the purposes of the annual increase for that fiscal year.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Option Activity
Stock option activity for the three months ended March 31, 2022 is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2021 (1)	1,345	$5.35	9.11	$7,024
Stock options granted	—	—
Stock options exercised	(32)	5.43
Stock options forfeited, canceled, or expired	(24)	5.43
Balance as of March 31, 2022	1,289	5.34	8.90	$19,481
Options exercisable as of March 31, 2022	685	4.49	8.58	$10,439
Options vested and expected to vest as of March 31, 2022	1,289	$5.34	8.90	$19,481
__________________
(1) The number of options prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
As of March 31, 2022, total unamortized stock-based compensation expense related to unvested awards that are expected to vest was $1.0 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.85 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of March 31, 2022.
Restricted Stock Units
The Company has granted two-tier RSUs under the 2020 Plan. These RSUs have both a service-based vesting condition and liquidity event-based vesting condition. The service-based vesting period for these awards is generally four years with a cliff vesting period of one year and continue to vest monthly thereafter. The liquidity event-based vesting condition was satisfied upon the closing of the Merger.
RSU activity for the three months ended March 31, 2022 was as follows (in thousands, except per share data):

	Share	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2021 (1)	6,170	$14.33
RSUs granted	1,115	43.47
RSUs forfeited	(133)	41.33
RSUs vested	(2,637)	5.15
Nonvested balance as of March 31, 2022	4,515	$25.47
_________________
(1) The number of RSUs prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
As of March 31, 2022, unrecognized stock-based compensation expense related to these RSUs was $13.7 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 3.47 years.
Unvested Common Stock/Restricted Stock Awards
The Company has certain common stocks that are subject to repurchase at the election of the Company. These repurchase rights expire over time and therefore are accounted for as unvested common stock. The Company has RSAs that vest upon

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

the satisfaction of both a service-based condition and a liquidity event-based condition. The liquidity event-based vesting condition was satisfied upon the closing of the Merger.
The following table summarizes information about outstanding unvested stock activities for the three months ended March 31, 2022 (in thousands, except per share data):

	Unvested Common Stock	Weighted Average Grant Date Fair Value per Share
Balances outstanding at December 31, 2021 (1)	5,520	$4.95
New grants or issues	—	—
Common stock vested	(3,578)	4.95
Balances outstanding at March 31, 2022	1,942	$4.95
_________________
(1) The number of RSAs prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
As of March 31, 2022, unrecognized stock-based compensation expense related to these RSAs was $0.7 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.46 years.
Stock-Based Compensation Expense
Total stock-based compensation expense for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales and marketing	$490	$6
Research and development	3,781	—
General and administrative	4,931	1
Total stock-based compensation expense	$9,202	$7
Total stock-based compensation expense for the three months ended March 31, 2022 includes $7.1 million in expense that was recognized upon the Closing of the Merger, which included $3.9 million related to RSUs and $3.2 million related to RSAs.
NOTE 11. INCOME TAXES
The Company recorded a tax provision of $0.1 million and $0 for the three months ended March 31, 2022 and 2021, respectively. The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets.
NOTE 12. NET LOSS PER SHARE OF COMMON STOCK
The weighted-average number of shares of common stock outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger. Shares of common stock issued

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

as a result of the conversion of Legacy Energy Vault convertible preferred stock in connection with the closing of the Merger have been included in the basic net loss per share calculation on a prospective basis.
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(20,079)	$(28,995)
Weighted-average shares outstanding – basic and diluted (1)	80,806	10,861
Net loss per share – basic and diluted	$(0.25)	$(2.67)
_________________
(1) The weighted-average number of shares prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
There is no common stock and convertible preferred stock that were dilutive for the three months ended March 31, 2022 and 2021. Due to net losses for the three months ended March 31, 2022 and 2021, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2022	2021
Public and Private Warrants	14,750	—
Stock options	1,289	203
Convertible preferred stock	—	70,669
RSUs	4,515	—
Unvested Common Stock	1,942	2,262
Total	22,496	73,134
The 9.0 million shares of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of March 31, 2022, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
NOTE 13. COMMITMENTS AND CONTINGENCIES
In connection with the Company’s licensing agreement with Atlas, the Company has committed to make a refundable contribution to Atlas in the amount of $25.0 million. The refundable contribution will be issued to Atlas during the period in which it begins construction on its first gravity energy storage system (“GESS”), and will be refunded to the Company upon Atlas’ first GESS reaching substantial completion and meeting certain performance metrics.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements for the year ended December 31, 2021, and the related notes included in Amendment No. 1 to the Current Report on Form 8-K filed by us with the SEC on March 31, 2022 (“Amendment No. 1”). This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “our,” “us,” “the Company,” or Energy Vault refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Our Business
Energy Vault develops sustainable, grid-scale energy storage solutions designed to advance the transition to a carbon free, resilient power grid. Energy Vault’s mission is to accelerate the decarbonization of the economy through the development of sustainable and economical energy storage technologies. To achieve this, Energy Vault is developing a proprietary gravity-based energy storage technology. Energy Vault is also designing proprietary energy management software based on artificial intelligence (AI), advanced optimization algorithms designed to control and optimize entire energy storage systems, and a flexible energy storage integration platform suitable for storage technologies of many durations. Energy Vault’s product platform aims to help utilities, independent power producers, and large energy users significantly reduce their levelized cost of energy while maintaining power reliability.
Energy Vault was founded to address one of the greatest impediments to efficient renewable energy adoption — electricity storage. Renewable energy solutions struggle to replace fossil fuel power due to intermittency of the generation source and the lack of economic and sustainable energy storage solutions. Variable renewable energy sources such as wind and solar only produce energy when the sun is shining, or when the wind is blowing. Cost-effective energy storage is required to increase the amount of electricity that can be delivered to the grid from renewable energy sources in a balanced way that supports grid integration resiliency during low generation and eliminates over-generation and the risk of changes in energy delivery, or ramp rate. Ramp rate is measured as the percentage of change in energy delivered per second. Power plants are designed to operate within a range where the amount of energy delivered to the grid must always equal the amount of energy that is being consumed. Blackouts and other issues can result when the balance is disrupted, when the energy levels fall out of the set range due to low generation periods, or high energy demand periods. The system also may become overloaded because of abrupt changes in renewable energy generation. Energy storage helps to maintain the balance of energy delivery with energy consumed and to mitigate ramp rate to stay within range and avoid blackouts or other grid resiliency problems.
Energy Vault’s gravity-based solutions are based on the well-understood physics and mechanical engineering fundamentals of pumped hydroelectric energy storage, but replace water with custom-made composite blocks, or “mobile masses”, that can be made from low-cost and locally sourced materials, including local soil, mine tailings, coal combustion residuals (coal ash), and end-of-life decommissioned wind turbine blades.
Energy Vault’s gravity-based solutions build upon the core, proven energy storage technology of pumped hydroelectric energy storage and incorporates a simplified building design that is modular, flexible, and not limited by the same geological constraints of pumped hydroelectric energy storage plants. Applying the fundamental principles of gravity and potential energy, Energy Vault’s EVx and Energy Vault Resiliency Center (“EVRC”) solutions combine advanced materials science and proprietary machine-vision software to autonomously orchestrate the charge, storage, and discharge of electricity in grid-scale applications. To achieve this, Energy Vault synthesized technologies from four established industries: crane/elevators, shipping, motor/generator, and materials science. Combining potential and kinetic energy cycles, Energy Vault's systems are automated with advanced computer control and machine vision software to create a gravity energy storage innovation designed to meet the market demand for 2-12 hours of storage duration. Energy Vault’s EVx and EVRC systems are designed to serve economically both higher power/shorter duration applications with ancillary services from 2-4 hours, while scaling to serve medium (4-10 hours) and long duration (ten or more hours) requirements.

Our storage, when combined with low-cost wind and photovoltaic solar, is designed to achieve an attractive levelized cost of energy delivered. The EVx and EVRC systems can be deployed as stand-alone storage connected to the grid or alongside any generation source, such as wind or solar farms. The Company is focused on enabling cost-effective renewable power on a global scale at a lower cost than existing, fully-depreciated fossil fuel plants, and with high sustainability standards. The potential energy of the system can be stored with the composite blocks in the raised position for unlimited periods of time and with nearly zero expected loss of the storage capacity over time. Additionally, Energy Vault is uniquely positioned to work with traditional fossil fuel companies to help utilities and coal plant operators make a more cost-effective transition to green power by utilizing energy waste materials such as coal ash in the production of the mobile masses that charge our gravity energy storage solutions.
The circular economy is a model of production and consumption, which involves sharing, leasing, reusing, repairing, refurbishing, and recycling existing materials and products as long as possible. In this way, the life cycle of products is extended to help minimize waste. Energy Vault has a unique approach to the circular economy which involves beneficial reuse of recyclable and energy waste materials into its sustainable production design.
In July 2020, Energy Vault completed mechanical construction of a five MW commercial demonstration unit (“CDU”) located in Arbedo-Castione, Switzerland based on the EV1 Tower design. In July 2020, the CDU was connected to the Swiss national electricity grid. Following the successful commercial scale deployment of the CDU, Energy Vault announced the new EVx platform in 2021 concurrent with its announcement of an investment in Energy Vault from Saudi Aramco Energy Ventures investment. EVx is expected to offer performance enhancements designed to have 80%-85% round trip efficiency, a 35-year life, and a flexible, modular design that is 45% lower in height than the EV1 Tower design. Round trip efficiency is the ratio between the amount of energy that is delivered from the charged system and the amount of energy that was used to charge the system, expressed as a percentage. For example, a round trip efficiency of 80% means that a system is able to deliver 80% of the energy that was used to charge the system to the end user. It is important to note that no energy storage system is 100% efficient and that there is always a loss of energy in the storage/delivery process.
In November 2021, the Company launched Energy Vault Solutions (“EVS”) to provide customers with (i) a technology neutral platform for the integration and delivery of multiple energy storage technologies, in addition to our proprietary gravity storage technology, and (ii) an advanced software energy management system, using artificial intelligence, predictive analytics and software optimization algorithms, to orchestrate the ideal economic dispatching of energy generation and storage assets as well as electrolizers and fuel cells. In this way, EVS is expected to be offered as software as a service, bundled with the sales of energy storage assets, or an energy storage technology license.
Recent Developments
In February 2022, Energy Vault announced a License and Royalty agreement for renewable energy storage with Atlas Renewable LLC (“Atlas”) and their majority investor China Tianying Inc., an international environmental management and waste remediation corporation engaged in smart urban environmental services, resource recycling and recovery, and zero-carbon clean energy technologies. The agreement supports the deployment of Energy Vault’s proprietary gravity energy storage technology and energy management software platform within mainland China and the Special Administrative Regions (“SAR”) of Hong Kong and Macau. In addition, Atlas has agreed to pay $50.0 million in IP licensing fees, to be paid in 2022, for use and deployment of Energy Vault’s gravity energy storage technology. The Company recognized revenue from this agreement of $42.9 million during the three months ended March 31, 2022.
In connection with the Company’s licensing agreement with Atlas, the Company has committed to make a refundable contribution to Atlas in the amount of $25.0 million. The refundable contribution will be issued to Atlas during the period in which it begins construction on its first gravity energy storage system (“GESS”), and will be refunded to the Company upon Atlas’ first GESS reaching substantial completion and meeting certain performance metrics.
Business Combination and Public Company Costs
On February 11, 2022, Energy Vault, Inc. (“Legacy Energy Vault”) completed the previously announced merger with NCCII Merger Corp., with Legacy Energy Vault surviving as a wholly-owned subsidiary of Novus Capital Corporation II (“Novus”) (the “Merger”). Immediately following the completion of the Merger, Novus changed its name to Energy Vault Holdings, Inc. On February 14, 2022, the Energy Vault’s common stock and warrants began trading on the New York Stock Exchange under the symbols “NRGV” and “NRGV WS,” respectively.
The Merger was accounted for as a reverse recapitalization in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Under this method of accounting, Novus was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the combined entity upon consumption of the Merger represented a continuation of the financial statements of Legacy Energy Vault with the Merger being treated as the equivalent of Legacy Energy Vault issuing stock for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy Energy Vault in future reports of the combined entity. All periods prior to the Merger have been retroactively adjusted using the exchange ratio of 6.7735 (the “Exchange Ratio”) for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization.
Energy Vault raised gross proceeds of $235.8 million, including the contribution of $40.8 million of cash, net of redemptions, held in Novus’ trust account from its initial public offering and an aggregate purchase price of $195.0 million from the sale and issuance of shares of common stock in a private placement (“Private Investment in Public Equity” or “PIPE”) at $10.00 per share. Energy Vault and Novus paid $44.8 million in transaction costs, resulting in total net cash proceeds to Energy Vault from the Merger and PIPE of $191.0 million. See Note 1 and Note 3, in Part I, Item 1. “Financial Statements” for additional information about the Merger.
As a result of the Merger, Energy Vault has become the successor to a publicly reporting company, which requires the hiring of additional personnel and the implementation of procedures and processes to comply with public company regulatory requirements, including the Exchange Act, and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased audit and legal fees.
Key Factors and Trends Affecting our Business
We believe that our performance and future success depend upon several factors that present significant opportunities for us, but also pose risks and challenges including those discussed below and in Part II, Item 1A. “Risk Factors.”
Product Development and Deployment Plan
Energy Vault intends to leverage its technology, competitive strengths, and remediation opportunity to establish its EVx and EVRC systems as viable solutions for short, medium and long-term renewable energy storage solutions.
Our cost projections are heavily dependent upon raw materials (such as steel), equipment (such as motors, inverters, and power electronic devices) and technical and construction service providers (such as engineering, procurement, construction firms). The global supply chain, on which Energy Vault relies, has been significantly impacted by (i) the COVID-19 pandemic, (ii) economic uncertainties, including the war in Ukraine, and (iii) high inflation pressure on project budgeting resulting in potential significant delays and cost fluctuations, particularly with respect to microchips and many other raw materials that are within the motor and power electronic supply chains. These future timing and financial developments may impact Energy Vault’s performance from both a deployment and cost perspective.
Currently, the only operating energy storage system utilizing Energy Vault’s technologies is the CDU which the Company continues to use for testing and software improvement. Building on its experience with the CDU, Energy Vault designed its EVx system. The EVx platform is designed to be a scalable, modular product line starting from 40MWh to multi-GWh to address grid resiliency needs in shorter durations while supporting longer duration and power needs in the event of power outages or powering industrial processes over long periods. Using the EVx design as a building block, the EVRC can be custom designed and built out in 10MWh increments that can scale to multi-GW-hour storage capacity to meet the energy storage needs for grid-scale deployment. There are no commercial installations of Energy Vault’s EVx system or EVRC platform at this time.
Energy Storage Industry
Our future revenue growth will be directly tied to the continued adoption of renewable energy storage systems. As the sector is relatively nascent, we expect the markets for renewable energy storage to increase. Furthermore, our systems rely on an alternative technology to the dominant and accepted storage technologies such as lithium-ion, flow batteries, and thermal storage. Our business depends on the acceptance of our products, including the EVx systems, in the marketplace. Even if renewable energy and energy storage become more widely adopted than they have been to date, potential customers may choose energy storage products from our competitors that are based on technologies other than our gravity-based energy storage technology.
COVID-19
The spread of the COVID-19 has caused an economic downturn on a global scale, as well as significant volatility in the financial markets. Government reactions to the public health crisis with mitigation measures have created significant uncertainties in the U.S. and global economies. The COVID-19 pandemic had caused delays in the construction of the CDU in Switzerland due to government-mandated temporary stay-at-home and quarantine orders; however, it did not significantly impact Energy Vault’s other core functions such as research and development and capital raising. Due to the pandemic related uncertainties in global markets and specific restrictions announced by The Canton Government of Ticino in March and April 2020, Energy Vault implemented actions to reduce its operating expense run rate through temporary salary reductions and other discretionary expense reductions. CDU component deliveries into the testing site in Arbedo Castione were also delayed due to the Swiss border being closed and due to the worksite being shut in compliance with the March 2020 lockdown. Furthermore, the Canton Health and Safety Department of Ticino, Switzerland ordered the hiring of a Health and Safety Manager in order to resume onsite operations of the CDU. The extent to which the COVID-19 pandemic impacts Energy Vault’s business, operations and financial results will depend on numerous evolving factors that management may not be able to accurately predict. The ultimate outcome of these matters is uncertain and, accordingly, the impact on our financial condition or results of operations is also uncertain.
Components of Results of Operations
Revenue
Prior to January 1, 2022, the Energy Vault had not recognized any revenue. During the three months ended March 31, 2022, the Company recognized revenue of $42.9 million from the licensing of its intellectual property to one customer. In the future, we expect to earn revenue from the sale of energy storage solutions, under four complementary sales programs based on customer preferences. Under the first program, Storage Asset Owners, the customer owns both the energy storage system and the service, that the system provides (i.e., the energy storage and dispatch of electricity). Energy Vault anticipates that this program will constitute the substantial majority of future sales and that utility companies, independent power producers, and industrial customers that consume large amounts of power or are making a transition to 24/7 renewable power may be interested in being Storage Asset Owners.
Under the second program, Storage Service Customers, customers such as community choice aggregators, independent power producers, and utility companies would sign long-term power purchase agreements and/or tolling agreements to purchase power on a fixed dollar per kilowatt on a monthly or hourly basis, while Energy Vault and potentially other equity co-investors would retain an ownership interest in the system. An investment tax credit of up to 26% could be applied against the costs incurred by the Company for U.S. based project installations if Energy Vault decides to combine other renewable energy components into a combined storage project. See the section titled “Risks Related to Government Regulations” in Item 1A. Risk Factors for further details.
Under the third program, the customer would enter into a Software as a Service (“SaaS”) agreement with Energy Vault, and would be granted access to Energy Vault’s Energy Management System that helps the economic dispatching of its energy storage and generation assets.
Under the fourth program, the Company would enter into intellectual property license and royalty agreements associated with our energy storage technology.
We intend to finalize our revenue recognition policies relating to these programs once we finalize definitive agreements with our future customers.
Operating expenses
Sales and marketing expenses
Sales and marketing expenses consist primarily of expenses relating to professional service costs, trade shows, marketing and sales related promotional materials, public relations expenses, website operating and maintenance costs, and stock-based compensation expenses for marketing, sales personnel, and related support teams. We expect that our sales and marketing expenses will increase over time as we continue to hire additional personnel to support the overall growth in our business.
Research and development expenses
Research and development expenses consist primarily of internal and external expenses incurred in connection with our research activities and development programs that include materials costs directly related to the product development, testing and evaluation costs, construction costs including labor and transportation of material, overhead related costs and other direct expenses consisting of stock-based compensation and consulting expenses relating to study of product safety, reliability and development. We expect our research and development costs to increase for the foreseeable future as we continue to invest in these activities to achieve our product design, engineering, and development roadmap.
General and administrative expenses
General and administrative expenses consist of information technology expenses, legal and professional fees, travel cost, personnel-related expenses for our corporate, executive, finance, and other administrative functions including expenses for professional and contract services. Personnel related expenses consist of salaries, benefits, and stock-based compensation expense. To a lesser extent, general and administrative expense includes depreciation, investor relations costs, insurance costs, rent, office expenses, and maintenance costs. We expect our general and administrative expenses to increase in the foreseeable future as we hire personnel to meet the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance requirements, investor relations fees, SOX 404 implementation fees, and other administrative and professional services.
Other income (expense)
Change in fair value of derivative
The gain (loss) on revaluation of embedded derivatives consists or periodic fair value adjustments associated with the Series B Convertible Preferred Stock issuance right derivative liability.
Interest expense
Interest expense consists primarily of interest related to finance leases.
Change in fair value of warrants liability
The Company’s warrants are subject to fair value remeasurement at each balance sheet date. The Company expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding warrant liabilities at the end of each reporting period or through the exercise of such warrants.
Transaction costs
Transaction costs consist of legal, accounting, banking fees, and other costs directly related to the consummation of the Merger and the PIPE.
Other income (expense), net
Other income (expense), net consists primarily of interest income relating to our investment in money market funds as well as gains and losses related to foreign exchange transactions.
Results of operations
Consolidated Comparison of Three Months Ended March 31, 2022 to March 31, 2021
The following table sets forth our results of operations for the periods indicated (amounts in thousands, except percentages):

	Three months ended March 31,
	2022	2021	$ Change	% Change
Revenue	$42,884	$—	$42,884	—%
Operating Expenses:
Sales and marketing	2,580	85	$2,495	2,935.3%
Research and development	9,661	1,021	8,640	846.2%
General and administrative	9,806	1,855	7,951	428.6%
Income (loss from operations)	20,837	(2,961)	23,798	(803.7)%
Other Income (Expense):
Change in fair value of derivative	—	(24,102)	24,102	(100.0)%
Interest expense	(1)	(4)	3	(75.0)%
Change in fair value of warrant liability	(20,237)	—	(20,237)	—%
Transaction costs	(20,586)	—	(20,586)	—%
Other income (expenses), net	36	(1,928)	1,964	(101.9)%
Net loss before income taxes	$(19,951)	$(28,995)	$9,044	(31.2)%
Revenue
Revenue for the three months ended March 31, 2022 was $42.9 million. compared to no revenue for the three months ended March 31, 2021. The revenue for the three months ended March 31, 2022 resulted from a licensing agreement with

Atlas Renewable. Revenue was recognized upon the transfer of the intellectual property to the customer. Currently, the Company does not expect to enter into any other licensing agreements.
Operating expenses
Sales and Marketing
Sales and marketing expenses increased by $2.5 million to $2.6 million for the three months ended March 31, 2022, from $0.1 million for the three months ended March 31, 2021. The increase resulted primarily from an increase in marketing and public relations costs of $1.2 million and an increase in personnel-related expenses of $0.9 million. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $0.5 million for the three months ended March 31, 2022, compared to $6 thousand for the three months ended March 31, 2021.
Research and Development
Research and development expenses increased by $8.6 million to $9.7 million for the three months ended March 31, 2022, from $1.0 million for the three months ended March 31, 2021. The increase resulted primarily from a $5.1 million increase in personnel-related expenses, a $1.2 million increase in depreciation expense, a $1.0 million increase in engineering and development costs, and a $0.8 million increase in software expenses. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $3.8 million for the three months ended March 31, 2022, compared to no expense for the three months ended March 31, 2021.
General and Administrative
General and administrative expenses increased by $8.0 million to $9.8 million for the three months ended March 31, 2022 from $1.9 million for the three months ended March 31, 2021. The increase resulted primarily from a $5.3 million increase in personnel-related expenses, a $1.3 million increase in legal and professional fees, a $0.4 million increase in insurance expenses, and a $0.3 million increase in consultant expenses. The increase in personnel costs was due to expanded headcount and an increase in stock-based compensation expense. Stock-based compensation expense was $4.9 million for the three months ended March 31, 2022, compared to $1 thousand for the three months ended March 31, 2021. The increase in legal and professional fees was attributable to external costs such as accounting, finance, tax, compliance, auditing, legal, and other professional fees associated with becoming a public company.
Other Income (Expense)
Change in fair value of derivative
Loss on revaluation of fair value adjustments decreased by $24.1 million to $0 for the three months ended March 31, 2022 compared to a $24.1 million loss for the three months ended March 31, 2021. The derivative liability associated with the Series B Convertible Preferred Stock expired without exercise in June 2021, therefore the derivative was not outstanding during the three months ended March 31, 2022.
Change in fair value of warrant liability
The Company recognized a change in the fair value of its warrant liability of $20.2 million for the three months ended March 31, 2022 due to the increase in the fair value of our outstanding warrants since the closing of the Merger. The Company did not have any outstanding warrants during the three month period ending March 31, 2021.
Transaction costs
The Company recognized transaction costs of $20.6 million related to the consummation of the Merger during the three months ended March 31, 2021.
Other income (expense), net
Other income (expense), net improved by $2.0 million to other income, net of $36 thousand for the three months ended March 31, 2022 compared to other expense, net of $1.9 million for the three months ended March 31, 2021. The change resulted primarily from fluctuations in foreign currency transaction gain and losses.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the issuance and sale of equity and the proceeds from the Merger and the PIPE.
Merger and PIPE

Energy Vault completed the Merger and PIPE on February 11, 2022, pursuant to which we received net proceeds of $191.0 million.
Short-Term Liquidity
As of March 31, 2022, we had $303.5 million of cash and cash equivalents, representing an increase of $198.4 million from cash and cash equivalents of $105.1 million at December 31, 2021. Management believes that its cash and cash equivalents on hand as of March 31, 2022 will be sufficient to fund our operating activities for at least the next twelve months without regard to any cash proceeds we may receive upon the exercise for cash of our warrants. The exercise price for any of our warrants is $11.50 per share, subject to certain specified adjustments. To the extent that the price of our common stock exceeds $11.50 per share, it is more likely that our warrant holders will exercise their warrants. To the extent that the price of our common stock declines, including a decline below $11.50 per share, it is less likely that our warrant holders will exercise their warrants. In addition, should Energy Vault enter into definitive collaboration and/or joint venture agreements or engage in business combinations in the future, we may be required to seek additional financing.
Energy Vault has incurred negative operating cash flows and operating losses in the past. We may continue to incur operating losses for the next several years due to its on-going research and development activities. The Company may seek additional capital through equity and/or debt financings depending on market conditions. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.
Contractual Obligations
Our principal commitments as of March 31, 2022 consisted primarily of obligations under operating leases, finance leases, deferred pensions, and a refundable contribution to Atlas. The Company has committed to make a $25.0 million refundable contribution that will be issued to Atlas during the period in which it begins construction on its first GESS, and will be refunded to the Company upon Atlas’ first GESS reaching substantial completion and meeting certain performance metrics.
Except for the commitment to provide the $25.0 million refundable contribution to Atlas, our commitments have not materially changed from those disclosed in our financial statements and accompanying notes for the year ended December 31, 2021, which are included in Amendment No. 1.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used operating activities	$(16,811)	$(6,004)
Net cash provided by (used in) investing activities	(83)	(3)
Net cash provided by financing activities	215,304	14,674
Effects of exchange rate changes on cash	(17)	2,061
Net increase (decrease) in cash	$198,393	$10,728
Operating Activities
During the three months ended March 31, 2022 and 2021, cash used in operating activities totaled $16.8 million and $6.0 million, respectively. During the three months ended March 31, 2022, cash used in operating activities was negatively impacted by a net loss of $20.1 million and an increase in operating assets of $32.6 million. The change in operating assets was primarily due to a $30 million increase in accounts receivable. Operating cash flows were positively impacted by non-cash charges of $30.9 million and a $5.0 million increase in operating liabilities. The non-cash charges primarily consisted of a $20.2 million change in fair value of the warrant liability, $9.2 million in stock-based compensation expense, and $1.2 million in depreciation and amortization expense. The increase in operating liabilities primarily consisted of a $7.1 million increase in deferred revenue and other liabilities, partially offset by a $2.0 million decrease in accounts payable and accrued expenses.

During the three months ended March 31, 2021, cash used in operating activities of $6.0 million was negatively impacted by a net loss of $29.0 million, a $0.8 million decrease in operating liabilities, and a $0.6 million increase in operating assets. Operating cash flows were positively impacted by non-cash charges of $24.4 million. Non-cash charges primarily consisted of a $24.1 million change in the fair value of the derivative liability and $0.2 million in non-cash lease expenses.
Investing Activities
During the three months ended March 31, 2022 and 2021, cash used in investing activities totaled $0.1 million and $3 thousand, respectively. Cash used in investing activities for both periods consisted of purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2022 and 2021, cash provided by financing activities totaled $215.3 million and $14.7 million, respectively. For the three months ended March 31, 2022, cash provided by financing activities was primarily attributable to $235.9 million in proceeds from the reverse recapitalization and PIPE financing, net, partially offset by $20.7 million in transaction cost payments related to the reverse recapitalization.
During the three months ended March 31, 2021, cash provided by financing activities was primarily attributable to $14.7 million in proceeds from the issuance of Series B-1 preferred stock, net of issuance costs,
Non-GAAP Financial Measure
We use adjusted EBITDA to complement our condensed consolidated statements of operations. Management believes that this non-GAAP financial measure complements our GAAP net loss and such measure is useful to investors. The presentation of this non-GAAP measure is not meant to be considered in isolation or as an alternative to net loss as an indicator of our performance.
The following table provides a reconciliation from non-GAAP adjusted EBITDA to GAAP net loss, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss (GAAP)	$(20,079)	$(28,995)
Non-GAAP Adjustments:
Interest income, net	(47)	(8)
Income tax expense	128	—
Depreciation and amortization	1,218	17
Stock-based compensation expense	9,202	7
Change in fair value of warrant liability	20,237	—
Transaction costs	20,586	—
Foreign exchange (gains) and losses	(11)	1,940
Change in fair value of derivative liability	—	24,102
Adjusted EBITDA (non-GAAP)	$31,234	$(2,937)
We present adjusted EBITDA, which is net income (loss) excluding adjustments that are outlined in the quantitative reconciliation provided above, as a supplemental measure of our performance and because we believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. The items excluded from adjusted EBITDA are excluded in order to better reflect our continuing operations.
In evaluating adjusted EBITDA, one should be aware that in the future we may incur expenses similar to the adjustments noted above. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these types of adjustments. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss, operating income (loss), or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.
Our adjusted EBITDA measure has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
•it does not reflect our cash expenditures, future requirements for capital expenditures, or contractual commitments;
•it does not reflect changes in, or cash requirements for, our working capital needs;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and our adjusted EBITDA measure does not reflect any cash requirements for such replacements;
•it is not adjusted for all non-cash income or expense items that are reflected in our condensed consolidated statements of cash flows;
•it does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations;
•it does not reflect limitations on or costs related to transferring earnings from our subsidiaries to us; and
•other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or as a measure of cash that will be available to use to meet our obligations. You should compensate for these limitations by relying primarily on our GAAP results and using adjusted EBITDA only supplementally.
Off-Balance Sheet Commitments and Arrangements
The Company has not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC as of March 31, 2022.
Critical Accounting Policies and Use of Estimates
Our consolidated financial statements are prepared in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”). In preparing our financial statements, we make assumptions, judgments, and estimates based on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and conditions.
We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. Other than the policies described in Note 2 - Summary of Significant Accounting Policies in the Company’s unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in the notes to our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in Amendment No. 1.
Revenue
Effective January 1, 2022, Energy Vault’s revenue recognition policy is a critical policy due to the adoption of the guidance from ASC 606, Revenue from Contracts with Customers. We determine the amount of revenue to be recognized through the application of the following steps:
(1)Identification of the contract, or contracts, with a customer.
(2)Identification of the performance obligations in the contract.
(3)Determination of the transaction price.
(4)Allocation of the transaction price to the performance obligations in the contract.
(5)Recognition of revenue when, or as, a performance obligation is satisfied.

The Company identifies performance obligations in our contracts with customers, which to date have included licenses and support services. The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised goods and services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied. When a part or all of a transaction price is considered to be variable, an estimate of the constrained transaction price is recognized. Changes in variable consideration may result in an increase or a decrease to revenue.
Stock-Based Compensation
Accounting for stock-based compensation requires us to make a number of judgments, estimates, and assumptions. If any of the estimates prove to be inaccurate, Energy Vault’s net loss and operating results could be affected adversely.
The Company’s stock-based compensation arrangements are accounted for in accordance with ASC Topic 718, “Share Based Payments.” Compensation expense is recognized over the requisite service period (usually the vesting period) on a straight-line basis and adjusted for actual forfeitures of unvested awards as they occur.
Stock awards that vest solely based on a service condition are measured based on the estimated fair values of the awards as of the grant date using the Black-Scholes option-pricing model, which was impacted by the following assumptions:
•Expected Term — The expected term represents the period that Energy Vault’s awards granted are expected to be outstanding and is determined based upon the simplified method, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
•Expected Volatility — Since we were privately held and did not have any trading history for our common stock prior to the Merger, the expected volatility was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock award grants.
•Risk-Free Interest Rate — We use the U.S. Treasury yield for our risk-free interest rate that corresponds with the expected term.
•Expected Dividend — Energy Vault has never paid dividends on its common stock and has no plans to pay dividends in the foreseeable future. Therefore, an expected dividend yield of zero was used.
The grant date fair value of our common stock is determined using valuation methodologies which utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability (Level 3 inputs). The fair value of the Company’s common stock was estimated because the common stock of Legacy Energy Vault had not yet been publicly traded prior to the Merger.
Defined Benefit Pension Obligation
Energy Vault’s wholly owned subsidiary in Switzerland has a defined benefit pension obligation covering retirement and other long-term benefits for the local employees. The plan is a statutory requirement in accordance with local regulations which is accounted for and disclosed in accordance with the provisions of GAAP relating to the accounting for pension plans. These GAAP provisions require the use of assumptions, such as the discount rate for liabilities and long-term rate of return on assets, in determining the projected benefit obligation, fair value of plan assets and an underfunded net benefit obligation.
Warrant Liability
Energy Vault’s financial statements reflect the impact of the publicly-traded warrants (“Public Warrants”) and private warrants (“Private Warrants”) that were assumed upon the closing of the Merger. The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statement of operations.
Emerging Growth Company Accounting Election
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have irrevocably elected to take advantage of the benefits of this extended transition period for new or revised standard. We are expected to remain an emerging growth company through the end of 2022 and expects to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

Recently Adopted and Issued Accounting Pronouncements
Recently issued and adopted/unadopted accounting pronouncements are described in Note 2 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position because of adverse changes in financial market prices and rates.
Foreign Currency Risk
Nearly all of our letters of intent are denominated in U.S. dollars, and certain of our definitive agreements could be denominated in currencies other than the U.S. dollar, including the Euro, the Australian dollar, the Brazilian real, and the Saudi riyal. A strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, such as the euro and the Swiss franc, and is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
Inflation Risk
Our operations could be adversely impacted by inflation, primarily from higher material, labor, and construction costs. While it is difficult to measure the impact of inflation for such estimates accurately, we believe, if our costs are affected due to significant inflationary pressures, we may not be able to fully offset higher costs through price increases or other corrective measures, which may adversely affect our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and our chief financial officer, has concluded, based upon its evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act), are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
Previously Reported Material Weakness
As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, Novus previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weaknesses identified in our internal control over financial reporting related to (1) the accounting treatment of our warrants and (2) the classification of Novus’s Class A common stock subject to possible redemption. Each of these material weaknesses was identified prior to the closing of the Merger on February 11, 2022.
Remediation Plans
Since the closing of the Merger on February 11, 2022, we have commenced measures to remediate the identified material weaknesses, including the employment of Legacy Energy Vault’s finance and accounting personnel and the hiring of additional finance and accounting personnel, further developing and implementing formal policies, processes and documentation procedures relating to financial reporting and the adoption of new technological solutions. While we believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, we have not completed all remediation efforts. The material weaknesses cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
The effectiveness of any system of disclosure controls and procedures and internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Part II-Other Information
Item 1. Legal Proceedings
Energy Vault has been and continues to be involved in legal proceedings that arise in the ordinary course of business, the outcome of which, if determined adversely to Energy Vault, would not individually or in the aggregate have a material adverse effect on Energy Vault’s business, financial condition, and results of operations. From time to time, Energy Vault may become involved in additional legal proceedings arising in the ordinary course of its business.
Item 1A. Risk Factors
Certain factors may have a material adverse effect on our business, financial condition, results of operations, and prospects. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition, and prospects. In such an event, the market price of our securities could decline, and you could lose all or part of your investment.
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or subject to risk. This summary does not address all of the risks facing our business. You should consider the risks in this summary together with the detailed discussion of risks that immediately follows this summary in this section titled “Risk Factors,” as well as the other information in this Quarterly Report on Form 10-Q.
•We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future, and we may not be able to achieve profitability in the future.
•Our limited operating history and our rapidly evolving industry make it difficult to evaluate our business, the risks and challenges we may face, and future prospects.
•The engineering of our systems is in continuous refinement to improve system cost and efficiency. There is no guarantee that we will be successful in implementing all improvements under the expected schedule.
•There is no assurance that non-binding letters of intent and other indication of interest will result in binding orders or sales. Customers may cancel or delay the non-binding letters of intent and other indications of interest in our sales pipeline.
•Our systems are based on established principles that are deployed in a novel way to create new technologies to store energy and potential customers may be hesitant to make a significant investment in our technology or abandon the technology they are currently using.
•Our systems include complex software and technology systems and do not have a meaningful history of operation, and there can be no assurance such systems and technology will perform as expected or that software, engineering or other technical defects will not be discovered until after a system is installed and operated by a customer. If our EVx systems contain manufacturing or construction defects, our business and financial results could be harmed. In addition, the development and updating of these systems will require us to incur potentially significant costs and expenses.
•If any of our products are or are alleged to be defective in design or manufacturing or experience other failures, we may be compelled to undertake corrective actions, which could adversely affect our business, prospects, operating results, reputation and financial condition.
•Our systems’ performance may not meet our customers’ expectations or needs.
•Our energy storage systems involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could harm our business. Moreover, the long sales cycles for our energy storage systems may cause us to incur significant expenses without offsetting revenues.
•Approvals, electrical interconnection, and other contingencies that may arise in the course of completing installations.
•The failure or inability of our suppliers to deliver necessary components or raw materials for construction of our energy storage systems in a timely manner could cause installation delays, cancellations, penalty payments and damage to our reputation.

•If the selling security holders sell their securities pursuant to the registration statement the Company initially filed with the SEC on February 14, 2022 and declared effective by the SEC on May 6, 2022, it may negatively impact the market price of the shares of our common stock and such holders still may receive significant proceeds.
Risks Related to Energy Vault’s Business and Industry
We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future, and we may not be able to achieve profitability in the future.
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of March 31, 2022, we had an accumulated deficit of $89.0 million, and net losses of $31.4 million for the year ended December 31, 2021 and $20.1 million for the three months ended March 31, 2022. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future and, even if we begin to record revenue, there is no guarantee that we will become profitable. Our ability to achieve profitability in the future will depend on a number of factors, including:
•successfully implementing our products on a commercial scale;
•achieving meaningful sales volume;
•the successful and timely development of a digital platform by our Energy Vault Solutions division;
•attracting customers;
•expanding into geographical markets;
•our future customers’ ability to attract and retain financing partners who are willing to provide financing for sales on a timely basis and with attractive terms;
•continuing to improve the expected useful life of our gravity-based energy storage technology and reducing our warranty servicing costs;
•the cost of producing our EVx systems, including our mobile masses;
•ability to execute on our strategy to reduce costs, in the amount and on the timing projected;
•adding waste material, such as coal ash and wind turbine blades, in the production of mobile masses;
•improving the efficiency and predictability of our construction processes;
•entering into agreements with suppliers and service providers for the maintenance of our systems and other strategic relationships;
•improving the effectiveness of our sales and marketing activities and any independent sales representatives that we may engage;
•attracting and retaining key talent in a competitive marketplace;
•the amount of stock-based compensation that Energy Vault recognizes in a given period;
•identifying new opportunities for other business to integrate our product into their operations;
•fluctuations in the costs of steel and raw materials;
•legal and commercial acceptance of the incorporation of waste material (including, but not limited to, coal ash) into our mobile masses; and
•delays associated with obtaining construction permits and potential regulatory review.

Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.
Our limited operating history and our rapidly evolving industry make it difficult to evaluate our business, the risks and challenges we may face and future prospects.
From our inception in October 2017 to the present, we have focused principally on developing and proving our fundamental gravity energy storage technology, formulating and implementing the EV1 design, and only recently designed the new EVx and EVRC platforms, which are the systems we are seeking to commercialize. As a result, we have a limited history operating our business, and therefore a limited history upon which you can base an investment decision. We have built only one EV1 system, which serves as a commercial demonstration unit, and we have not deployed any other systems as of the date of this Quarterly Report. Further, we have not yet finalized the design of our EVx system or our EVRC platform.
Our EVx systems and our EVRC platform are new types of products in the rapidly evolving energy storage industry. In light of the fact that the entire energy sector is undergoing a major transition, from thermal generation to renewable energy generation, predicting our future revenue depends on the evolution of the market itself and market acceptance of our technology and systems. Moreover, budgeting for our expenses presents some uncertainty because of the unpredictability of the prices of raw materials and other trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected. You should consider our prospects in light of the risks and uncertainties emerging companies encounter when introducing new products into a nascent industry.
The engineering of our systems is in continuous refinement to improve system cost and efficiency. There is no guarantee that we will be successful in implementing all improvements under the expected schedule.
Our business depends on our ability to succeed in implementing our EVx systems and EVRC platform and introduce innovative and competitive energy storage technologies. As of the date of this Quarterly Report, we have not deployed a fully operational EVx system or EVRC platform. As our EVx systems are highly complex, this process is costly and time-consuming. Further, we have not yet finalized the design of our EVx system or our EVRC platform. The date of the first EVx deployment may be delayed, and we may incur more costs than we expect. In addition, the processes by which we engineer and manufacture mobile masses are still developing rapidly as we explore new processes and different techniques. Our business, reputation, results of operations and financial condition may be materially adversely affected if we do not successfully implement our systems or to the extent that such implementation occurs later or costs more than we expect. Examples of costs that we cannot control include the costs of electronics due to global allocation shortages or costs associated with construction delays.
Our ability to use net operating loss (“NOL”) carryforwards and other tax attributes may be limited in connection with ownership changes.
As stated above, we have incurred significant net losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2021, we had approximately $19.1 million, $11.8 million and $34.2 million of federal, state and foreign net operating loss carryforwards (“NOLs”). The foreign net operating loss carryforwards will begin to expire, if unutilzied, beginning in 2025. Additionally, as of December 31, 2021, the Company had federal and state research tax credit carryforwards of and $0.1 million and $0.1 million, respectively.
Federal NOLs incurred in tax years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five tax years preceding such loss, and NOLs arising in tax years beginning after December 31, 2020 may not be carried back. Moreover, federal NOLs generated in taxable years ending after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs may be limited to 80% of our taxable income annually for tax years beginning after December 31, 2020. Our NOL carryforwards are subject to review and possible adjustment by the Internal Revenue Service (the “IRS”), and state tax authorities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs or tax credits to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases their ownership by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Our existing NOLs or credits may be subject to limitations arising from previous ownership changes, and if we underwent an ownership change in connection with, or undergo an ownership change following, the Merger, our ability to utilize NOLs or credits could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. Our NOLs or credits may also be impaired under state law. Accordingly, we may not be able to utilize a material portion of our NOLs or credits. If we determine that an ownership change has occurred and our ability to use our historical NOLs or credits is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. Section 382 and 383 of the Code would apply to all net operating loss and tax credit carryforwards, whether the carryforward period is indefinite or not. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected.

Our systems are based on established principles that are deployed in a novel way to create new technologies to store energy and potential customers may be hesitant to make a significant investment in our technology or abandon the technology they are currently using.
The design of our EVx systems and EVRC platform are based on established principles that are deployed in a novel way and will compete with alternative energy storage products based on other technologies, like lithium-ion battery technology. We believe that the continued growth and acceptance of energy storage generally will depend significantly on continued investment by the public and private sectors in the renewable energy industry, the regulatory environment towards carbon intensive power generation and the speed of transition towards electric mobility.
The adoption of renewable energy may not proceed as quickly as (or at the levels that) we expect and may be influenced by changes in regulatory environments, including incentives, fuel prices, public policy concerns and other factors beyond our control. Additionally, potential customers who previously invested in alternatives to our gravity based energy storage solution may not deem a transition to our existing or future gravity based energy storage solutions to be cost-effective. Moreover, given the limited history of our gravity based energy storage technology, potential customers may be hesitant to make a significant investment in our products. Our business, results of operations, financial condition and prospects could be adversely affected to the extent that customers, for any reason, do not adopt our systems or migrate to our systems from another energy storage technology.
Our systems include complex software and technology systems and do not have a meaningful history of operation, and there can be no assurance such systems and technology will perform as expected or that software, engineering or other technical defects will not be discovered until after a system is installed and operated by a customer. If our EVx systems contain manufacturing or construction defects, our business and financial results could be harmed. In addition, the development and updating of these systems will require us to incur potentially significant costs and expenses.
To date, we have only built the CDU but have not yet deployed any EVx system or an EVRC, and these systems do not have any history of commercial operation. Once commercial production commences or our systems are installed and put into use by customers, our EVx systems, or any of our other products, may contain defects in design, manufacture or construction that may cause them not to perform as expected or may require repair. Because there is as of yet no prototype for our EVx systems or EVRCs and such systems are still under development, we currently have no frame of reference by which to evaluate the performance of our EVx systems and EVRCs upon which our business prospects depend. For example, our EVx systems and any EVRC will use a substantial amount of software to operate which may require modification and updates over the life of such systems. Software products are inherently complex and often contain defects and errors when first introduced. Additionally, it is difficult for us to evaluate the manufacture and construction of our EVx systems or an EVRC until there are working examples that have been manufactured, constructed and used by us and/or our customers.
There can be no assurance that we will be able to detect and fix any defects in the hardware or software of our EVx systems or EVRCs, and such defects may not become apparent until a system is installed and operated by a customer. Our EVx systems and EVRCs may not perform consistent with customers’ expectations or consistent with other energy storage systems which may become available. Any product defects or any other failure of our EVx systems to perform as expected could harm our reputation and result in negative publicity, lost revenue, delivery delays, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.
In addition, further development and updating of our EVx systems and EVRC platform will require us to incur potentially significant costs and expenses.
The performance and availability of our products, services and systems may be affected by factors outside of our control, which could result in harm to our business and financial results.
The performance and availability of our products, services and systems may be affected by factors outside of our control, such as inclement weather and natural disasters, failures in the power grid, acts of vandalism, shortages in skilled and qualified technical and construction personnel, shortages in raw materials or spare parts, fluctuations in commodities prices, bad performance or poor quality of equipment and/or infrastructure purchased from our suppliers and unforeseeable incidents or mistakes in the construction, commissioning or testing of prototype sites under the control of Energy Vault. The severity of such factors and frequency at which they occur are also outside our control. If such factors occur and affect the performance of our systems, our business and financial results could be harmed.

If any of our products are or are alleged to be defective in design or manufacturing or experience other failures, we may be compelled to undertake corrective actions, which could adversely affect our business, prospects, operating results, reputation and financial condition.
Once an EVRC or EVx system is delivered to a customer, some of the delivered product components may contain defects in design or manufacture that may cause them not to perform as expected or that may require repair and design changes. The EVRC and our EVx systems are complex and incorporate technology and components that may contain defects and errors, particularly when first introduced. We have a limited frame of reference from which to evaluate the long-term performance of our EVx systems and EVRCs in light of the fact that there is still no prototype for them. There can be no assurance that we will be able to detect and fix any defects in an EVRC or our EVx systems prior to the sale to potential consumers. If a mobile mass falls from an EVx system or an EVRC or our systems otherwise fail to perform as expected, customers may delay or cancel deliveries, generate negative publicity about us, terminate further orders or pursue warranty or other claims against us, each of which could adversely affect our sales and reputation and could adversely affect our business, prospects, and results of operations.
Our systems’ performance may not meet our customers’ expectations or needs.
The systems will be subject to various operating risks that may cause them to generate less value for our customers than expected. These risks include a failure or wearing out of our equipment or the equipment that our equipment connects into, an inability to find suitable replacement equipment or parts, or disruption in our distribution systems. Any extended interruption or failure of our customer’s projects, including systems we operate under the Storage Service Customer program, for any reason to generate the expected amount of output could adversely affect our business, financial condition and results of operations. In addition, our customers’ willingness to acquire additional systems or services from us may be impacted in the future if any of our systems incur operational issues that indicate expected future cash flows from the system are less than the carrying value. Any such outcome could adversely affect our operating results or ability to attract new customers.
If our estimates of the useful life for our energy storage systems are inaccurate or we do not meet service and warranties and performance guarantees, our business and financial results could be adversely affected.
We expect to provide warranties and performance guarantees of our systems. To date, we have only deployed our CDU, and we have not deployed any EVx system or an EVRC, and our estimates about product performance and life may prove to be incorrect. Failure to meet these warranties and performance guarantee levels may require the purchase price to be adjusted downward based on agreed-upon performance targets, or require us to make cash payments to the customer based on actual performance, as compared to expected performance.
Further, the occurrence of any defects, errors, disruptions in service, or other performance problems, interruptions, or delays with our systems, whether in connection with day-to-day operations or otherwise, could result in:
•loss of customers;
•loss or delayed market acceptance and sales of our hardware and software-enabled services;
•delays in payment to us by customers;
•injury to our reputation and brand;
•legal claims, including warranty and service level agreement claims, against us; or
•diversion of our resources, including through increased service and warranty expenses or financial concessions, and increased insurance costs.
The costs incurred in correcting any material defects or errors in our hardware and software or other performance problems may be substantial and could adversely affect our business, financial condition and results of operations.
Through Energy Vault Solutions, we intend to continue exploring, the potential for offering, as a standalone product, a digital platform that could help energy storage businesses make decisions on when to charge their systems and when to sell their power. We are in the early stages of developing such a digital platform, and there is no assurance that a market for such a digital platform exists or that it would be as beneficial to us as we expect.
Through Energy Vault Solutions, we are in the early stages of exploring the potential for offering, as a standalone product, a digital platform that could help energy storage businesses make decisions on when to charge their systems and when to sell their power. We have begun developing this platform and we intend to continue this exploration. Even after we spend time and resources to develop such a digital platform and to explore the market potential for such a digital platform, there is no assurance that we will develop a product that can be sold on terms that are commercially acceptable to us. Moreover, even if we develop the digital platform and enter into sales agreements for it, these agreements may not be as beneficial to us as we expected at the time of entering into the underlying agreement. Any of the foregoing may adversely affect our business, financial condition, results or operations and prospects.
We intend to explore alternative, co-active use case opportunities for our systems, but there is no assurance that such opportunities exist or that they would be as beneficial to us as we expect.
We intend to explore alternative, co-active use case opportunities for our EVx systems. For example, we intend to explore opportunities in energy-intensive industries such as vertical farming, data centers, crypto mining, direct air carbon capture where our systems may be able to benefit from existing infrastructure, including physical enclosures and electrical systems, that are built into the designs for our EVx and EVRC systems. Even after we spend time and resources exploring such opportunities, there is no assurance that they exist on terms that are commercially acceptable to us. Moreover, even if we enter into agreements to make use of such opportunities, such opportunities may not be as beneficial to us as we expected at the time of entering into the underlying agreement. Any of the foregoing may adversely affect our business, financial condition, results or operations and prospects.
Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition and operating results.
Once our EVx systems and EVRCs are in production, we will need to maintain warranty reserves to cover warranty-related claims. If the warranty reserves are inadequate to cover future warranty claims on our EVx systems or our EVRCs or any digital platform that we may develop, our business, prospects, financial condition and operating results could be materially adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.
The implementation of our business plan and strategy may require additional capital. If we are then unable to achieve sufficient sales to generate that capital or otherwise raise capital, it may create substantial doubt about our ability to pursue our business objectives and achieve profitability or to continue as a going concern. If adequate capital is not available to us, including due to the cost and availability of funding in the capital markets, our business, operating results and financial condition may be harmed.
The development, design, manufacture and sale of our energy storage systems is a capital-intensive business. As a result, we can be expected to continue to incur substantial operating expenses without generating sufficient revenues to cover expenditures. Over time, we may need to raise additional funds, including through entry into new joint venture arrangements, through the issuance of equity, equity-linked or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our products and technologies, the construction and tooling of prototypes, the implementation of our systems for our future customers, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected.
While we have outstanding warrants that may provide an additional source of cash, there is no assurance that holders of warrants will exercise all or any of their warrants for cash. The exercise price of our warrants is $11.50 per share, subject to certain specified adjustments. To the extent that the price of our common stock exceeds $11.50 per share, it is more likely that the warrant holders will exercise their warrants. To the extent that the price of our common stock is less than $11.50 per share, it is less likely that the warrant holders will exercise their warrants.
If adequate capital is not available to us, whether through the exercise of warrants or otherwise, it may create substantial doubt among third parties, including suppliers and potential customers, about our ability to pursue our objectives, to achieve profitability or to continue as a going concern. Such doubt could materially and adversely impact our business, reputation and prospects.
Our energy storage systems involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could harm our business. Moreover, the long sales cycles for our energy storage systems may cause us to incur significant expenses without offsetting revenues
Although we have not yet completed any full cycle from sale to installation of our energy storage systems, we expect them to be lengthy. In order to make a sale, we must typically provide a significant level of education to prospective customers regarding the use and benefits of our product and our technology. The period between initial discussions with a potential customer and the sale of even a single product typically depends on a number of factors, including the potential customer’s attitude towards innovative products, their budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing. Prospective customers often undertake a significant evaluation process, which may further extend the sales cycle. Once a customer makes a formal decision to purchase our product, the fulfillment of the sales order by us requires a substantial amount of time. Currently, we believe the time between the entry into a sales contract with a customer and the installation of our EVx systems or an EVRC could range from 18 to 36 months or more. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and installation cycles, we may expend significant resources without having certainty of generating a sale.
These lengthy sales and installation cycles increase the risk that our customers fail to satisfy their payment obligations or cancel orders before the completion of the transaction or delay the planned date for installation. Generally, a customer can cancel an order prior to installation, and, notwithstanding the fact that a customer’s termination for convenience will obligate the customer to pay us certain fees, we may be unable to recover some of our costs in connection with design, permitting, installation and site preparations incurred prior to cancellation. Cancellation rates in our industry could increase in any given period, due to factors outside of our control including an inability to install an EVx system at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer, or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and certain of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business could be materially and adversely affected.
Moreover, our customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products we have incurred, and expect to continue to incur, substantial sales, marketing and research and development expenses to customize our products to the customer’s needs. During an initial sales cycle, we may also expend significant management efforts and order long-lead-time components or materials. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.
Because of the long sales cycles and the expected limited number of customers for our energy storage systems, our operating results will likely fluctuate significantly from quarter to quarter.
We expect that long sales cycles and the expected limited number of customers for our energy storage systems is likely to cause fluctuations in our operating results from quarter to quarter. In light of the standards under which we expect to recognize revenue, small fluctuations in the timing of the completion of our sales transactions could also cause operating results to vary materially from period to period. In addition, our financial condition and results of operations may fluctuate in the future due to a variety of factors, many of which are beyond our control. For example, the amount of revenue we recognize in a given period is expected to be materially dependent on the volume and scale of purchases of our EVx systems and our customers’ preferences for choosing to purchase the system or purchase the energy storage and dispatch of electricity from systems we build and in which we retain an ownership interest.
In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:
•fluctuations in costs associated with the first group of EVx systems that we deploy;
•the timing of customer installations of our EVx systems, which may depend on many factors such as availability of inventory, product quality or performance issues, or local permitting requirements, utility requirements, environmental, health and safety requirements, weather and customer facility construction schedules, availability and schedule of our third-party general contractors;
•size of particular customer installations and number of sites involved in any particular quarter;
•delays or cancellations of purchases and installations;
•fluctuations in our service costs;
•weaker than anticipated demand for our energy storage systems due to changes in government regulation, incentives and policies;
•interruptions in our supply chain;
•the timing and level of additional purchases by existing customers;
•unanticipated expenses incurred due to changes in governmental regulations, permitting requirements by local authorities at particular sites, utility requirements and environmental, health and safety requirements;
•disruptions in our sales, production, service or other business activities resulting from our inability to attract and retain qualified personnel;

•shortage of raw materials from our suppliers and associated price increases due to fluctuations in commodities prices; and
•availability of spare parts from our suppliers.
In addition, our revenue, key operating metrics and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock or warrants.
There is no assurance that we will be able to execute on our business model, including achieving market acceptance of our planned products or identifying potential customers.
Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, developing and commercializing new products and technologies, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by pre-commercial and early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.
The size of our energy storage systems may negatively impact our ability to enter into contracts with customers or obtain government permits and approvals.
Our EVx systems require a considerably larger space for their deployment than comparable systems based on certain technologies such as lithium-ion technology, and this can result in a significant delay in the permitting process. In addition, the size of our EVx systems may represent an impediment for the deployment of our EVx systems in denser areas or areas with restrictions on the height of buildings. And, in light of the size of our systems, we require hard soil or the ability to get to bedrock in order to deploy our systems. These factors may negatively impact our ability to enter into customer contracts or obtain government permits and approvals, each of which may materially affect our business.
Our business is subject to risks associated with construction, cost overruns and delays, including those related to obtaining government permits and approvals, electrical interconnection, and other contingencies that may arise in the course of completing installations.
Our business is subject to risks relating to construction, cost overruns and delays. The installation and operation of our energy storage systems at a particular site is generally subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection, FERC and specific Independent System Operators regulation and related matters, and typically requires obtaining and keeping in good standing various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over energy storage system installations, to design our energy storage systems to comply with these varying standards, which may change over time, and for customers to obtain all applicable approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our customer’s ability to develop the project. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage systems and could therefore adversely affect the timing of the recognition of revenue related to hardware acceptance by our customer, which could adversely affect our operating results in a particular period. Delays relating to constructions may also bring about cost overruns, which could further adversely affect our business.
In addition, the successful installation of our energy storage systems is dependent upon the availability of and timely connection to the local electric grid. Before beginning construction on an EVx system, we may be unable to obtain in a timely fashion or at all the required consent and authorization of local utilities to ensure successful interconnection to energy grids to enable the successful discharge of renewable energy to customers. Any delays in our customers’ ability to connect with utilities, delays in the performance of installation-related services or poor performance of installation-related services will have an adverse effect on our results and could cause operating results to vary materially from period to period.

The failure or inability of our suppliers to deliver necessary components or raw materials for construction of our energy storage systems in a timely manner could cause installation delays, cancellations, penalty payments and damage to our reputation.
We rely on a limited number of third-party suppliers for some of the raw materials and components for our EVx systems, including steel, cement, polymers and, in certain cases, coal ash waste and retired wind turbine blades, and other materials that may be of limited supply. If any of our suppliers provide insufficient inventory at the level of quality required or if our suppliers are unable or unwilling to provide us with the contracted quantities (as we have limited or in some case no alternatives for supply), our results of operations could be materially and negatively impacted. If we fail to develop or maintain our relationships with any of our suppliers, or if there is otherwise a shortage or lack of availability of any required raw materials or components, we may be unable to manufacture our EVx systems or EVRCs or such products may be available only at a higher cost or after a long delay. For example, there has recently been a shortage of microchips, which has affected certain manufacturers, and if such shortage continues, our business could be affected as our products incorporate microchips. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, could negatively impact our ability to acquire such microchips. Such delays could prevent us from delivering our EVx systems or our EVRCs to customers within required time frames and cause order cancellations. These activities are time and capital intensive. Accordingly, the number of suppliers we have for some of our components and materials is limited and, in some cases, sole sourced. We may be unable to obtain comparable components from alternative suppliers without considerable delay, expense, or at all. If our suppliers face difficulties obtaining the credit or capital necessary to expand their operations when needed, they could be unable to supply necessary raw materials and components needed to support our planned sales and services operations, which would negatively impact our sales volumes and cash flows.
Moreover, we have in the past and may in the future experience unanticipated disruptions to operations or other difficulties with our supply chain or internalized supply processes due to exchange rate fluctuations, volatility in regional markets from where materials are obtained, changes in the general macroeconomic outlook, global trade disputes, political instability, expropriation or nationalization of property, public health emergencies such as the COVID-19 pandemic, civil strife, strikes, insurrections, acts of terrorism, acts of war, or natural disasters. The failure by us to obtain raw materials or components in a timely manner or to obtain raw materials or components that meet our quantity and cost requirements could impair our ability to manufacture our products or increase their costs or the associated service costs of under maintenance services agreements, if any are entered into. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our EVx systems to customers within required time frames, which could result in sales and installation delays, cancellations, penalty payments, or damage to our reputation, any of which could have a material adverse effect on our business and results of operations. In addition, we rely on our suppliers to meet quality standards, and the failure of our suppliers to meet or exceed those quality standards could cause delays in the delivery of our products, cause unanticipated servicing costs, and cause damage to our reputation.
Our future growth is dependent upon the pace and depth of renewable energy adoption and energy storage technologies, which are emerging industries, as well as our competition. If the markets for renewable energy and energy storage do not develop as we expect, or if they develop more slowly than we expect, our business, prospects, financial condition and operating results could be adversely affected.
Our future growth depends upon factors in our industry, including with respect to our competition, the speed at which the market adopts renewable energy, our ability to penetrate such market and the state of energy storage technologies. Because renewable energy and energy storage are emerging industries, they are evolving and characterized by rapidly changing technologies, changing government regulation and industry standards and changing consumer demands and behaviors. If the markets for these do not develop as we expect, including if they develop more slowly than we expect, demand for our EVx systems, our EVRCs or any digital platform that we may develop, our business, prospects, financial condition and operating results could be adversely affected.
Additionally, the energy storage market is largely driven by installed capacity of renewable electricity generation and increasing demand for renewable sources of power. Since many of these renewable sources of power are intermittent, like wind and solar, the energy produced by them must be stored for use when there is demand. Should government requirements for these intermittent power sources be relaxed or social desires for lower-carbon sources of energy decline, there could be a detrimental impact on one of our primary markets.
Even if renewable energy and energy storage become more widely adopted, our gravity energy storage technology may not achieve widespread market acceptance or may be less cost-effective as compared to competing technologies.
Our business depends on the acceptance of our products, including the EVx systems, in the marketplace. Even if renewable energy and energy storage become more widely adopted than they have been to date, potential customers may choose energy storage products from our competitors that are based on technologies other than gravity energy storage, for example, lithium-ion battery technology. If they do so, it may be difficult to later transition such potential customers to products offered by us. Moreover, the marketplace for renewable energy storage products is rapidly evolving, and competing technologies of which we are currently unaware may emerge in the future. If the gravity energy storage technology that supports our products, including the EVx systems, does not achieve market acceptance then our business and results of operations would be materially adversely affected.
The growth and profitability of our business is dependent upon our technology being more cost-effective than competing energy storage technologies. For example, over the last decade, the cost of battery storage systems, particularly lithium-ion based battery storage systems, has declined significantly. If the cost of competing technologies, including battery storage systems, declines sufficiently, our gravity energy storage technology system may be less cost-effective for potential customers, which would decrease the demand for our products. Such a decrease in demand would materially adversely affect our business, prospects and results of operations.
If we are not able to reduce our cost structure in the future, our ability to become profitable may be impaired.
Over time, we must effectively manage the manufacturing costs for our EVx systems to expand our market. While we have sought, and will continue to seek, to manage our manufacturing and services costs, the cost of components and raw materials, for example, could increase in the future. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses, including increases in wages or other labor costs, as well as installation, marketing, sales or related costs. We may continue to make significant investments to drive growth in the future. To the extent that the price of electricity from the grid is low in certain markets, we will need to continue to reduce our costs to maintain our expected margins in those markets. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure sufficiently in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and prospects.
We have experienced rapid internal growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, our business and operating results may suffer.
In recent periods, our internal operations have grown in terms of complexity and the number of our employees, and we intend to continue such investment for the foreseeable future. The growth and expansion of our business has placed and continues to place a strain on management, operations, financial infrastructure and corporate culture. In the event of further growth, our information technology systems and our internal control over financial reporting and procedures may not be adequate to support our operations and may introduce opportunities for data security incidents that may interrupt business operations and permit bad actors to obtain unauthorized access to business information or misappropriate funds. We may also face risks to the extent such bad actors infiltrate the information technology infrastructure of our contractors.
To manage growth in operations and personnel, we will need to continue to improve our operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulty or delays in attracting customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing new products and services or enhancing existing products and services, loss of customers, information security vulnerabilities or other operational difficulties, any of which could adversely affect our business and results of operations.
If we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, including a highly skilled and diverse management team with experience in the energy storage sectors, our ability to compete and successfully grow our business could be harmed.
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products and services, including with respect to our prototype products, and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Robert Piconi, our Chief Executive Officer, Marco Terruzzin, our Chief Product Officer and Andrea Pedretti our Chief Technology Officer. None of our key employees is bound by an employment agreement for any specific term. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the renewable energy and energy storage industry in the USA and Switzerland, where, collectively, our primary offices are located. Our failure to attract and retain our executive officers and other key technology, sales, marketing and support personnel, could adversely impact our business, prospects, financial condition, and operating results. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.
We believe that it is vital to our operating success that we recruit and retain key personnel, including a highly skilled and diverse management team with experience in the renewable energy and energy storage sectors. If we fail to maintain a highly skilled and diverse management team, we may not be able to achieve our strategic objectives, which would negatively impact our business and operating success. In addition, because our industry is still in a nascent stage, there is and will continue to be a scarcity of skilled personnel with experience in our industry. If we lose a member of our management team or key employee, it may prove difficult for us to replace him or her with a similarly qualified individual with experience in the renewable energy and energy storage industry, which could impact our business and operating success.
Our EVx systems have significant upfront costs, and our customers may need to obtain financing to help finance purchases. If our customers are unable to procure third-party financing or if the cost of such financing exceeds our estimates, our business would be adversely affected.
Our EVx systems have significant upfront costs, and certain customers may need, or may prefer to acquire, third-party financing to purchase our systems.
Therefore, our growth, including the deployment of our EVx systems, may to an extent depend on our customers’ ability to attract third-party financing partners. Their ability to attract third-party financing depends on many factors that are outside of our control, including the ability of third parties to utilize tax credits and other government incentives, interest rate and/or currency exchange fluctuations, their perceived creditworthiness and the condition of credit markets generally. We expect that the financing of customer purchases of our EVx systems will be subject to customary conditions such as the customer’s credit quality, and if these conditions are not satisfied, such customers may be unable to finance purchases of our EVx systems, which would have an adverse effect on our revenue in a particular period. To the extent our customers are unable to arrange future financings for any of our current or potential projects, our business would be negatively impacted.
In attempting to attract new customers to support our growth, we intend to refine our customer agreements based on experience. Moreover, new types of product offerings may require our customers to find partners willing to finance these new projects, which may have different terms and financing conditions from prior transactions. If the terms of these transactions or the structure of these projects fails to attract financiers, we may not be able to proceed with growing our business and our potential for growth may be limited. Additionally, financing options are also limited by the customer’s willingness to commit to making fixed payments regardless of the performance of the EVx systems or our performance of our obligations under the customer agreement
Further, our sales process for transactions that require financing require that we and our customers make certain assumptions regarding the cost of financing capital. If the cost of financing ultimately exceeds our estimates, we may be unable to proceed with some or all of the impacted projects or our revenue from such projects may be less than our estimates. Actual financing costs for potential customers may vary from our estimates due to factors outside of our control, including changes in customer creditworthiness, macroeconomic factors, the returns offered by other investment opportunities available to our financing partners, and other factors.
If our customers are unable to procure financing partners willing to finance deployments of our products or if the cost of such financing exceeds our estimates, our business would be negatively impacted.
We face additional risks to the extent that customers choose to purchase energy storage and dispatch of electricity from systems we build and in which retain an ownership interest rather than purchase an energy storage system.
We expect to offer our customers a choice of two programs. Under the first program, Storage Asset Owners, the customer owns both the energy storage system and the service the system provides (the energy storage and dispatch of electricity). We anticipate that this program will constitute the substantial majority of future sales. Under the second program, Storage Service Customers program, customers purchase the energy storage and dispatch of electricity from us while we retain an ownership interest in the system, together with financing partners.
We could face additional risks under the Storage Service Customers program that we would not otherwise face under our Storage Asset Owners program. For example, we would need to seek equity and/or debt financing to fund the construction and operation of any energy systems built in connection with a project for a customer who chooses the Storage Service Customers program. Such financing may not be available on terms acceptable to us, if at all. Moreover, we expect that any such indebtedness would be secured by a lien on the related energy storage system, and the governing debt agreement may contain covenants imposing operating and financial restrictions on our operations. In addition, until any such debt is repaid, we may not be able to generate meaningful cash flow from the project. Moreover, the failure of our customers to make payments could trigger an event of default under such governing debt agreements, which could result in the acceleration of repayment of our outstanding indebtedness or even entitle our lender to foreclose on the collateral securing our debt. In addition, to the extent equity financing is also used, our right to receive cash flows from the project could be subordinated to the other equity investors.

Additionally, there could be a material adverse effect on our operating results and our cash flows to the extent we own and operate our energy storage systems for the benefit of customers who choose the Storage Services Customers program. For example, we would not expect to receive any payments from the customer until the system is completed and expenses relating to insurance premiums, personnel and our interest payments under debt agreements would be increased, and such increases may be material. We could also be required to provide ongoing maintenance and repair services or could face liability for any damages or injuries if the system malfunctions. Additionally, we would be subject to the risks of termination of the agreement by the customer and the inability to replace the customer would result in the system failing to generate revenue. We may also incur liabilities as a result of a performance failure or other breach of our obligations in connection with the operation of the system
We may also be subject to additional legal and regulatory restrictions to the extent we own and operate an energy storage system, including relating to the transmission of energy. Such legal and regulatory restrictions could increase the costs of compliance and potentially subject us to threatened or actual litigation or administrative proceedings, each of which could have a material adverse affect on our business, operating results and financial condition.
Although we expect the significant majority of the revenue from our two programs to be from the Storage Asset Owners program based on our current outlook, there is no assurance that the Storage Services Customers program will not account for a significant portion of our business.
Our operations are international, and expanding operations in some international markets could expose us to additional risks.
Our operations are international, and we continue to expand our business internationally as we seek to partner with customers, suppliers and other partners around the world. We currently have operations relating to the EV1 in Switzerland, and our signed purchase order and letters of intent are with counterparties around the world. Managing further international expansion will require additional resources and controls including additional manufacturing and assembly facilities. Any expansion internationally could subject our business to risks associated with international operations, including:
•conformity with applicable business customs, including translation into foreign languages and associated expenses;
•lack of availability of government incentives and subsidies;
•challenges in arranging, and availability of, financing for our customers;
•potential changes to our established business model;
•cost of alternative power sources, which could be meaningfully lower outside the United States;
•availability and cost of raw materials, labor, equipment for manufacturing or assembling our EVx systems;
•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;
•installation challenges which we have not encountered before which may require the development of a unique model for each country;
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, and permitting processes including construction, environmental, banking, employment, tax, privacy, safety, security, grid minimum performances, and data protection laws and regulations;
•compliance with U.S. and foreign anti-bribery laws including the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•greater difficulties in securing or enforcing our intellectual property rights in certain jurisdictions, or in potential infringement of third-party intellectual property rights in new jurisdictions;
•difficulties in collecting payments in foreign currencies and associated foreign currency exposure;
•restrictions on repatriation of earnings;
•compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and compliance with applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws;
•increases or decreases in our expenses caused by fluctuation in foreign currency exchange rates;
•changes in import tariffs imposed by local governments;

•changes in regulations regarding the use of waste materials in our products;
•changes in regulations that would prevent us from doing business in specified countries;
•failure of the supply chain in local countries to provide us with materials of a sufficient quality and quantity delivered on timelines we expect;
•the outbreak of war or other hostilities; and
•regional economic and political conditions.
As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful.
In addition, nearly all of our letters of intent are denominated in U.S. dollars, and certain of our definitive agreements could be denominated in currencies other than the U.S. dollar, including the euro, the Australian dollar, the Brazilian real and the Saudi riyal. A strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, such as the euro and the Swiss franc, and is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
Our projections are subject to significant risks, assumptions, estimates and uncertainties. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.
Our projections are subject to significant risks, assumptions, estimates and uncertainties. Such projections reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by our projections. We may not actually achieve the plans, expectations or objectives contained in our projections, and the underlying assumptions may prove incorrect. Such deviations may be due to factors outside our control or currently unknown to us. For example, our actual revenues, market share, timing for achieving business milestones, expenses and profitability may differ materially from our expectations. Therefore, undue reliance should not be placed on any of our projections.
For example, in October 2021, we entered into an agreement with DG Fuels LLC, which was subsequently amended in May 2022, which we refer to as the “DG Fuels Agreement.” We announced that the DG Fuels Agreement has the potential to generate up to $737 million in revenue across three projects, the first of which is expected to commence in mid-2022. The timing of the commencement of and payments under each project is subject to the execution of a sales agreement relating to such project and the revenue from each project will be dependent upon the agreed upon size of the project, and the timing of such project and the performance of DG Fuels. The receipt and timing of any revenue recognition and payments from the DG Fuels Agreement will be subject to the timing and execution of sales agreements and the performance by our counterparty under any such sales agreement for our energy storage systems. Any event or circumstance that delays or impairs our or our counterparty’s performance could materially adversely affect the amount or timing of revenue generated under the DG Fuels Agreement, and such revenue, if any, may be materially less than what we expect. There can be no assurance that sales agreements will be executed with respect to any of the projects, that any of such projects are completed, or that we will generate all $737 million of revenue, or any meaningful part thereof, under the DG Fuels Agreement or on the timeline we expect.
Operational costs can be difficult to predict and may include costs from requirements related to the decommissioning of our systems.
We will rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. Our EVx systems will consist of large-scale machinery comprised of many components assembled on-site for our customers. The components of our EVx systems are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our EVx systems or their constituent components may significantly affect the intended operational efficiency and performance. In addition, our EVx systems may need to be decommissioned from time to time, and the related costs could be significant given the expected size and complexity of our EVx systems. Operational performance and costs, including those related to project stoppage, can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with construction, commissioning, testing or decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
There is no assurance that non-binding letters of intent and other indications of interest will result in binding orders or sales. Customers may cancel or delay the non-binding letters of intent and other indications of interest in our sales pipeline. As a result, our operating results and cash flows may be materially lower than our expected results of operations.
Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. As of this date, we do not have any definitive sales agreements in place although we have the DG Fuels Agreement, the non-binding strategic partnership agreement with Sun Metals and certain detailed letters of intent that contemplate sales agreements. Potential customers may abandon their indications of interest, and non-binding letters of interest may be cancelled or delayed by a customer for any reason or its terms may be amended in an manner adverse to us in connection with negotiating a definitive sales agreement. For that reason, there can be no assurance that any current or future indications of interest or non-binding letters of intent will result in binding orders or sales. Furthermore, in light of our limited operating history, it is difficult for us to predict the rates at which the non-binding letters of interest in our pipeline will result in binding orders or sales. It is also difficult for us to predict how quickly we will be able to fill binding orders in the event that we obtain multiple orders. In addition, revenue is expected to be recognized in stages, and customers may in some cases delay actual cash payments regardless of progressive billings. Additionally, a customer’s ability to make payments could decline during the sales process, even to the point of insolvency or bankruptcy. As a result, our operating results and cash flow may be materially lower than we expect.
We have also entered into the DG Fuels Agreement, which contemplates the execution of more definitive sales agreements for the proposed projects. The timing of projects and payments under the DG Fuels Agreement depends on the timing for signing the sales agreements, and potential delays in signing such agreements would result in reduced revenue and profitability under the sales agreements and would have an adverse effect on our business, results of operations and cash flow, which could be material.
Fuel prices, including volatility in the cost of diesel or natural gas or a prolonged period of low gasoline and natural gas costs, could decrease incentives to transition to renewable energy.
A portion of the current and expected demand for renewable energy results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or hostile countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as concerns about climate change resulting in part from the burning of fossil fuels. If the cost of gasoline and other petroleum-based fuel decreases significantly, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy or there is a change in the perception in the cost-benefit analysis regarding the effects of burning fossil fuels on the environment, the demand for renewable energy, including energy storage products such as ours, could be reduced, and our business and revenue may be harmed.
Diesel, gasoline, natural gas and other petroleum-based fuel prices have historically been extremely volatile, particularly during the ongoing COVID-19 pandemic, and it is difficult to ascertain whether such volatility will continue to persist. Lower gasoline and natural gas costs over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives, such as wind and solar, should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for renewable energy may decrease notwithstanding incentives to transition to renewable energy, which would have an adverse effect on our business, prospects, financial condition and results of operations.
The economic benefit of our energy storage systems to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
The economic benefit of our energy storage systems to our customers includes, among other things, the benefit of reducing such customer’s payments to the local electric utility company. The rates at which electricity is available from a customer’s local electric utility company is subject to change and any changes in such rates may affect the relative benefits of our energy storage systems. Further, the local electric utility may impose “departing load,” “standby” or other charges on our customers in connection with their acquisition of our energy storage systems, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our energy storage systems to our customers. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on customers acquiring our energy storage systems could adversely affect the demand for our energy storage systems.
Additionally, the electricity stored and released by our systems may not currently be cost-competitive in some geographic markets, and we may be unable to reduce our costs to a level at which our energy storage systems would be competitive in such markets. As such, unless the cost of electricity in these markets rises or we are able to generate demand for our energy storage systems based on benefits other than electricity cost savings, our potential for growth may be limited.
We operate in highly competitive energy industries and there is increasing competition. Many of our competitors and future competitors may have significantly more financial and other resources than we do and if we do not compete effectively, our competitive positioning and our operating results will be harmed.
The energy markets in which we intend to compete continue to evolve and are highly competitive. Many of our current and potential competitors are large entities at a more advanced stage in development and commercialization than we are and in some cases have significantly more financial and other resources, including larger numbers of managerial and technical personnel, to increase their market share. For example, several companies, such as ESS Inc., Eos Energy Enterprises Inc., Hydrostor Inc. and Primus Power, have each announced plans and demonstrated prototypes of products that would compete in the energy storage market, and battery vendors with whom we compete, such as Tesla, Inc., Fluence Energy, Inc., LG Chem, Ltd., Samsung Electronics Co., Ltd and Contemporary Amperex Technology Co. Limited, have already commercialized their respective energy storage solution products. Companies such as Tesla, Inc., Fluence Energy, Inc. and Wartsila Corporation are also developing their own energy management software. If our competitors continue to penetrate the renewable energy, energy storage and energy management software markets, we may experience a reduction in potential and actual market share. To date, we have focused our efforts on recruiting management and other employees, business planning, raising capital, selecting applicable third party technologies, establishing and attempting to establish partnerships with potential suppliers, customers and ecosystem partners, developing the EV1 and EVx systems and a digital platform, and general corporate development.
We expect competition in energy storage technology to intensify due to a regulatory push for lower-carbon energy sources, including intermittent sources such as wind and solar, continuing globalization, and consolidation in the energy industry. Developments in alternative technologies or improvements in energy storage technology made by competitors may materially adversely affect the sales, pricing and gross margins of our future EVx systems and any digital platform. If a competing process or technology is developed that has superior operational or price performance, our business would be harmed.
Furthermore, our gravity based energy storage technology also competes with other emerging or evolving technologies, such as thermal storage, chemical storage, hydrogen energy storage and carbon capture storage and sequestration. If we are unable to keep up with competitive developments, including if such technologies achieve lower prices or enjoy greater policy support than our technology, our competitive position and growth prospects may be harmed, which would adversely affect our business, prospects and financial condition.
Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to more effectively compete for new energy storage projects and energy management software customers.
We intend to continue committing significant resources to establish a competitive position. There is no assurance we will successfully identify the right partners or produce and bring our EVx systems and a digital platform to market on a timely basis, if at all, or that products and technologies developed by others will not render our EVx systems and any digital platform that we may develop obsolete or noncompetitive, any of which would adversely affect our business, prospects and operating results.
Our future growth depends upon our ability to maintain relationships with third parties, and the terms and enforceability of many of these relationships are not certain.
We expect to rely on engineering, procurement, construction, or EPC, firms as third-party general contractors to install energy storage systems at our customers’ sites. We are likely to work with a limited number of such EPC firms, which may impact our ability to facilitate customer installations as planned. Our work with contractors or their sub-contractors may have the effect of our being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation and other union requirements, which can add costs and complexity to an installation project. In the future, the timeliness, thoroughness and quality of installation-related services performed by our general contractors and their sub-contractors may not meet our expectations and standards and it may be difficult to find and train third-party general contractors that meet our standards at a competitive cost.

In addition, a key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with market players across a variety of industries, including, large renewable project developers, commercial agents, environmental organizations and unions, to generate new customers or to grow our business. These programs may not roll out as quickly as planned or produce the results we anticipated. A significant portion of our business depends on attracting new partners and retaining existing partners, and such relationships may not be predicated on enforceable agreements or any agreements at all.
Any failure to offer high-quality technical support services may adversely affect our relationships with our customers and adversely affect our financial results.
Although we do not have definitive customer agreements in place, we expect that potential and actual customers will depend on our support organization to resolve any technical issues relating to the hardware and software included in our systems. In addition, our sales process is likely to depend highly on the quality of our hardware and software-enabled services, on our business reputation and on strong recommendations from our existing customers. Any failure to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could adversely affect our reputation, our ability to sell our products to existing and prospective customers, and our business, financial condition and results of operations.
We intend to offer technical support services alongside our systems. We intend to have a designated team of engineers to support our customers, and they may be unable to respond quickly enough to accommodate short-term increases in demand for support services, particularly as we increase the size of our customer base. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. At our current stage, it is difficult to predict demand for technical support services and if demand were to increase significantly beyond our expectations, we may be unable to provide satisfactory support services to our customers. Additionally, increased demand for these services, without corresponding revenue, could increase costs and adversely affect our business, financial condition and results of operations.
Our systems rely on interconnections to distribution and transmission facilities that are owned and operated by third parties, and as a result, are exposed to interconnection and transmission facility development and curtailment risks.
Moreover, our EVx systems and EVRCs are intended to be interconnected with electric distribution and transmission facilities owned and operated by regulated utilities, and independent system operators, necessary to deliver the electricity that our energy storage systems produce. A failure or delay in the operation or development of these distribution or transmission facilities could result in a loss of revenues or breach of a contract because such a failure or delay could limit the amount of renewable electricity that our energy storage systems deliver or delay the completion of our customers’ construction projects. In addition, certain of our energy storage systems’ generation may be curtailed without compensation due to distribution and transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular customer project’s potential. Such a failure or curtailment at levels above our expectations could adversely affect our business.
Incorrect estimates or assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income, revenue or expenses.
The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenues or expenses during the reporting periods. Incorrect estimates and assumptions by management could adversely affect our reported amounts of assets, liabilities, income, revenues and expenses during the reporting periods. If we make incorrect assumptions or estimates, our reported financial results may be over- or understated, which could materially and adversely affect our business, financial condition and results of operations
Unanticipated changes in our income tax rates or exposure to additional tax liabilities may affect future financial results.
We are a U.S. corporation and thus subject to U.S. corporate income tax on its worldwide operations. Certain of our operations and potential customers are located in the United States, and as a result, we are subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on our business and future profitability. Further, existing U.S. tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us.
For example, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law making significant changes to the Code, and certain provisions of the Tax Act may adversely affect us. In particular, sweeping changes were made to the U.S. taxation of foreign operations. Changes include, but are not limited to, a reduction to the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), adoption of elements of a territorial tax system, assessment of a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introduction of certain anti-base erosion provisions, including a new minimum tax on global intangible low-taxed income and base erosion and anti-abuse tax. Additionally, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, and among other things, the CARES Act suspends the 80% limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021, permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally caps the limitation on the deduction for net interest expense at 50% of adjusted taxable income for taxable years beginning in 2019 and 2020.
Further, President Joe Biden has set forth several tax proposals that would, if enacted, make significant changes to U.S. tax laws (including provisions enacted pursuant to the Tax Act). Such proposals include, but are not limited to an increase in the U.S. income tax rate applicable to corporations from 21% to 28%, (ii) an increase in the maximum U.S. federal income tax rate applicable to individuals and (iii) an increase in the U.S. federal income tax rate for long term capital gain for certain taxpayers with income in excess of a threshold amount. Congress may consider, and could include, some or all of these proposals in connection with tax reform to be undertaken by the current administration. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability. Investors are urged to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of holding our securities.
Additionally, although we currently primarily operate in the U.S. and Switzerland, we will seek to expand our business internationally to other markets including additional EU countries, the U.K., Saudi Arabia, Australia, Brazil. Any international expansion of our business could subject our business to tax risks associated with international operations. For example, tax compliance in various jurisdictions, some of which may have potentially conflicting tax laws, and all of which are subject to change, potentially with retroactive effect, could result in materially higher cash tax liabilities for our business. The tax laws in jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations may not act together in a coordinated fashion, which could also result in material incremental taxes for our business. Moreover, an expansion of our business internationally also creates risks that our business could have a taxable presence in jurisdictions where we are not filing tax returns. Taxing authorities have gotten increasingly aggressive regarding asserting that companies have a taxable presence in jurisdictions, and our business could face these risks in connection with the internal expansion of our business.
Cyber-attacks and other security breaches could have an adverse effect on our business, harm our reputation and expose us to liability.
Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on our systems in the future. Due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber attacks or cybersecurity incidents that could either directly or indirectly impact our operations. Any attempts by cyber attackers to disrupt our services or systems, if successful, could harm our business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy and damage our reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks (such as the May 2021 cyber-attacks with Colonial Pipeline). Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm our reputation, brand and ability to attract customers.
We may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints.
We are putting processes and procedures in place designed to enable Energy Vault to quickly recover from a disaster or catastrophe and continue business operations and have tested this capability under controlled circumstances. However, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which could adversely affect our business and financial results.
In the future our EVx systems, EVRCs and any digital platform that we develop may experience outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. We may also face changes in our EVx system and EVRCs, which could lead to damages, accidents and or system disruptions. We may in the future experience blackmail for our EVx software or any software underpinning any digital platform that we may develop, which could shut down operation of our systems, those of our potential customers, or cause other damage to such systems.
Any significant disruption in our computer systems, some of which will be hosted by third-party providers, could damage our reputation and result in negative publicity, which would harm our business and results of operations.
Although the computer systems for our EVx systems and EVRCs will strictly be on-premise, we will use third-party web services for administrative purposes and as a backup for our customers in case there is an on-site system failure. Interruptions, whether due to system failures, human errors, computer viruses, physical or electronic break-ins, denial-of-service attacks, and capacity limitations, could delay or inhibit our operations. Problems with the reliability of our systems could prevent us from earning revenue and could harm our reputation. Damage to our reputation, any resulting loss of user confidence and the cost of remedying these problems could negatively affect our business, results of operations, financial condition, and prospects.
We have service agreements with data center providers. Problems with our third-party service providers or with their network providers or with the systems allocating capacity among their users, including us, could adversely affect our ability to serve our customers or perform our administrative work. Our third-party service providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy or reorganization, faced by our third-party service providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party service providers are unable to keep up with our needs for capacity, this could have an adverse effect on our business. In the event that our agreements with any of our third-party service providers is terminated, or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand or increase our costs, any of which could adversely affect our business, financial condition, and results of operations.
Changes in business, economic, or political conditions, including overall changes in demand, are beyond our control and could impact our business, resulting in lower revenues and other adverse effects to our results of operations.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. This was especially the case in 2020 as a result of the COVID-19 pandemic. Furthermore, there is uncertainty relating to Russian acts in Ukraine and the political escalation of tensions in the region. In addition, economic uncertainty and associated macroeconomic conditions, including inflation, make it extremely difficult for our partners, suppliers, and us to accurately forecast and plan future business activities and could cause our customers to slow spending on our offerings.
A significant downturn in the domestic or global economy may cause our customers to pause, delay, or cancel spending on our offerings or seek to lower their costs by exploring alternatives. To the extent purchases of our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in energy storage spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
Similarly, our business depends on the overall business and global or regional political conditions, which are beyond our control.
We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular or how global business and political conditions may change. To the extent that general business, economic or political conditions, including overall changes in demand for our products, decline, our business, financial condition and results of operations, including revenues, could be materially adversely affected.
Our facilities or systems could be damaged or adversely affected as a result of disasters or other unpredictable events. Any prolonged disruption in operations would adversely affect our business, prospects, financial condition and operating results.
Our facilities or systems could be adversely affected by events outside of our control, such as natural catastrophic events, geographical instability, wars, and other calamities. For example, an installed EVx system or EVRC could be severely damaged by fire or earthquake, and the severity of such event may be exacerbated if we, as opposed to our customer, own such product. We cannot assure you that, collectively, our process and procedures to recover from a disaster or catastrophe will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins, war, riots, terrorist attacks, pandemics (including the COVID-19 pandemic) or similar events. Any of the foregoing events may give rise to interruptions, breakdowns, system failures, technology platform failures or internet failures, which could cause the loss or corruption of data or malfunctions of software or hardware as well as adversely affect our ability to produce our EVx systems. In addition, to the extent such events precipitate prolonged disruptions in our operations, our business, prospects, financial condition and operating results may be materially adversely affected.
Our financial condition and results of operations as well as those of potential customers have been, and may continue to be for the foreseeable future, adversely affected by the ongoing COVID-19 pandemic, which has caused a material adverse effect on the level of economic activity around the world, including in the markets we serve.
On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, imposed unprecedented restrictions on travel and business operations, and there have been business closures and a substantial reduction in economic activity in countries that have had significant outbreaks of COVID-19, including in the markets we serve. In certain cases, these restrictions have been lifted and then reimposed in part or in full.
Our operations and performance depend significantly on global and regional economic conditions, and the outbreak of COVID-19, together with the measures taken in response to the COVID-19 pandemic, has had a significant negative effect on global and regional economies. For example, Energy Vault contracted a third party to build the crane that is part of its commercial demonstration unit in Switzerland. The third party failed to deliver critical equipment, and certain errors in construction became apparent. We therefore terminated the relationship, and the construction of the crane in Switzerland was more expensive and took longer than expected. We believe that the effects COVID-19 exacerbated the additional costs and time required to complete this crane and that the completion of the crane was delayed by at least six months.
We are continuing to conduct business with substantial restrictions, such as remote working and less employee travel, among other modifications. We also put into place health and safety policies. As a cash conservation policy, we also instituted salary reductions across our entire employee base, including members of our senior management team.
The global outbreak of COVID-19 continues to rapidly evolve, especially as COVID-19 cases and corresponding government actions responsive to COVID-19 continue to increase in certain parts of the world. The extent to which COVID-19 may impact our business will depend on future developments, cannot be predicted with confidence, including the duration of the pandemic, travel restrictions, social distancing requirements or other governmental or business disruptions, global unemployment rates, the development and distribution of vaccines, the emergence of COVID-19 variants, and the effectiveness of actions taken in the United States and other countries to prevent, contain, and treat the disease. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Key Factors and Trends Affecting our Business — COVID-19” for a further discussion of the impact of the COVID-19 pandemic on our business.
While Legacy Energy Vault did not make material acquisitions, should we pursue acquisitions in the future, it would be subject to risks associated with acquisitions.
We may acquire additional assets, products, technologies, or businesses that are complementary to its existing business. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into our own business would require attention from management and could result in a diversion of resources from its existing business, which in turn could have an adverse effect on its operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.
If we complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy. We may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces. If we are are unsuccessful at integrating future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, our revenue and operating results could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock or warrants. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The occurrence of any of these risks could harm our business, operating results, and financial condition.
We expect to incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.
We expect to incur increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Energy Vault did not incur as a private company. We expect such costs and increases to be increased further after we are no longer an emerging growth company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a significant deficiency or material weaknesses in the internal control over financial reporting), we could incur additional costs to rectify those issues, and the existence of those issues could adversely affect our reputation or investor perceptions.
In addition, we will maintain director and officer liability insurance, which has substantial additional premiums. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
As a private company, Legacy Energy Vault did not endeavor to establish and maintain public company-quality internal control over financial reporting. If we fail to establish and maintain proper and effective internal control over financial reporting as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, the report by management on internal control over financial reporting will be on our financial reporting and internal controls (as accounting acquirer). As a private company, Legacy Energy Vault was not previously required to conduct an internal control evaluation and assessment. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.
If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, it may need to retain additional outside consultants. we or, if required, our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, which could negatively impact the market price of our common stock.
Risks Related to Government Regulation
Our business may depend on the continued availability of rebates, tax credits and other financial incentives. The reduction, modification, or elimination of government economic incentives could cause our revenue to decline and harm our financial results.
The U.S. federal government and some state and local governments provide incentives to end users in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. For example, current U.S. law enables any utilization of the federal 26% Investment Tax Credit (ITC) in case a storage project is built in combination with (i) wind, (ii) open or closed [loop] biomass, (iii) geothermal or solar, (iv) landfill gas, (v) trash, (vi) hydropower, or (vii) marine/hydro-kinetic renewable energy. Furthermore, the Company’s storage technology can be paired together with a qualified fuel cell plant, which would qualify for a 26% ITC if placed before January 1, 2023 (22% if before January 1, 2024). In addition, some countries outside the United States also provide incentives to end users. Our EVx systems may qualify for tax exemptions, incentives, or other customer incentives in certain jurisdictions. Some states have utility procurement programs and/or renewable portfolio standards for which our technology may be eligible. Our business may rely on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of our EVx systems to our customers. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy.
Changes in the availability of rebates, tax credits, and other financial programs and incentives could reduce demand for our EVx systems, impair sales financing, and adversely impact our business results. The continuation of these programs and incentives depends upon political support which to date has been bipartisan and durable. Nevertheless, a set of political activists may seek to expand these programs while may seek to eliminate them.
We could be liable for environmental damage resulting from our operations, which could impact our reputation, our business, and our operating results.
We are subject to federal, state, and local environmental laws and regulations as well as environmental laws in those foreign jurisdictions in which we operate. Environmental laws and regulations can be complex and may often change. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages. In addition, maintaining compliance with applicable environmental laws requires significant time and management resources and could cause delays in our ability to build out, equip and operate our facilities as well as service our fleet, which would adversely impact our business, our prospects, our financial condition, and our operating results. In addition, environmental laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. If contamination is discovered in the future at properties formerly owned or operated by us or currently owned or operated by us, or properties to which hazardous substances were sent by us, it could result in our liability under environmental laws and regulations. Many of our customers who have agreed to purchase our EVx systems and EVRCs have high sustainability standards, and any environmental noncompliance by us could harm our reputation and impact a current or potential customer’s buying decision. Additionally, in many cases we contractually commit to performing all necessary installation work on a fixed-price basis, and unanticipated costs associated with environmental remediation and/or compliance expenses may cause the cost of performing such work to exceed our revenue. The costs of complying with environmental laws, regulations, and customer requirements, and any claims concerning noncompliance or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or our operating results.
Action by governmental authorities and local residents to restrict construction or use of our systems in their localities could substantially harm our business and financial results.
In the United States and elsewhere, the construction and implementation of our systems is subject to local laws, regulations, rules and agreements regarding zoning, permitting and land use. From time to time, various interest groups lobby for or against amendments to such rules that would allow potential customers to implement our systems in locations desirable to them. In certain cases, potential customers may need to petition for changes or waivers to such rules in order to be allowed to implement our systems. In all cases, governmental authorities and local residents may oppose the implementation of our systems by our potential customers, which could cause delays, potential damage to our relationships with customers and increased costs to us and our customers. If laws, regulations, rules, or agreements significantly restrict or discourage our potential customers in certain jurisdictions from purchasing and implementing our systems, it would have a material adverse effect on our business, results of operations, and financial condition. In addition, there can be no assurance that future macroeconomic pressures and public policy concerns could continue to lead to new laws and regulations, or interpretations of existing laws and regulations, that would limit our future customers’ use of our systems.
Changes in regulatory enforcement policies and priorities may negatively impact the management of our business, results of operations, and ability to compete.
Energy and environmental regulation is constantly changing, and policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. The Company’s newly hired Project Development Group conducts required environmental impact and sustainability studies prior to any storage project commitment.

We are subject to licensing and operational requirements that result in substantial compliance costs, and our business would be adversely affected if our licenses are impaired.
Our business is subject to numerous federal and state laws and regulations. In particular, our business is subject to oversight and regulation under local ordinances, building, zoning and fire codes, environmental protection regulation, utility interconnection requirements, and other rules and regulations. Such licenses often require us to operate in ways that incur substantial compliance costs.
To date, we have not deployed any EVx systems. We intend to obtain and hold the certificates and/or licenses needed for our near-term plans to install EVx systems. Although we believe that obtaining and renewing such certificates and/or licenses will be routine, we cannot assure you that any of them will be renewed in a timely manner. Our failure to hold a given license or certificate would impair our ability to perform our obligations under our customer contracts. The number of laws affecting our business continues to grow. If our licenses or certificates were impaired, whether by expiration, nonrenewal or modification or termination, our business would be adversely impaired.
We can give no assurances that we will properly and timely comply with all laws and regulations that may affect us. If we fail to comply with these laws and regulations, we may be subject to legal penalties, which would adversely affect our business, prospects, and results of operations.
Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs, negative publicity and requirements resulting in increased expenses.
We have been and continue to be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. In addition, since our energy storage system is a new type of product in a nascent market, we may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.
Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. To the extent such proceedings also generate negative publicity, our reputation and business could also be adversely affected. In addition, handling compliance issues and the settlement of claims could adversely affect our financial condition and results of operations.
Laws, regulations and rules relating to privacy, information security, and data protection could increase our costs and adversely affect our business opportunities. In addition, the ongoing costs of complying with such laws, regulations and rules could be significant.
We are subject to various laws regarding privacy, information security and data protection. In particular, our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and information security, and it may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data. For example, the European Union’s General Data Protection Regulation, or GDPR, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and the regulatory landscape regarding privacy, data protection, and data security is likely to remain uncertain for the foreseeable future. We expect to be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs in the future, and it is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. Any inability to adequately address privacy and security concerns or comply with applicable privacy and information security laws, rules and regulations could have an adverse effect on our business, prospects, results of operations, financial position and reputation.
Risks Related to Intellectual Property
We may be unable to protect, defend, maintain or enforce intellectual property on which our business depends, including as against existing or future competitors. Failure to protect defend, maintain and enforce that intellectual property could result in our competitors offering similar products, potentially adversely affecting our growth and success.
Although we have taken many protective measures to protect our trade secrets, including agreements, limited access, segregation of knowledge, password protections and other measures, policing unauthorized use of proprietary technology can be difficult and expensive. For example, certain of our engineers reside in California and it is not legally permissible to prevent them from working for a competitor, if and when one should exist. Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights and may harm our business, prospects and reputation.
We rely primarily on patent, copyright, trade secret and trademark laws, and non-disclosure, confidentiality, and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition or operating results. In addition, the laws of some countries do not protect proprietary rights as fully as do the laws of the United States. As a result, we may not be able to protect our proprietary rights adequately abroad.
Our patents and, patent applications if issued, may not provide adequate protection to create a barrier to entry. The provisional and non-provisional patent applications that we own may not issue as patents or provide adequate protection to create a barrier to entry, which may hinder our ability to prevent competitors from selling products similar to ours.
We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued or that our patents and any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than in the United States.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, our prospects, and our operating results.
We may be subject to third-party claims of infringement, misappropriation or other violation of intellectual property rights, or other claims challenging our agreements related to intellectual property, which may be time-consuming and costly to defend, and could result in substantial liability.
Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks, or other proprietary rights that they may in the future believe are infringed by our products or services. These companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights and by seeking royalties or injunctions. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease selling or using our products that incorporate the challenged intellectual property;
•pay substantial damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);
•obtain a license from the holder of the intellectual property right, which may not be available on reasonable terms or at all; or
•redesign our products or means of production, which may not be possible or cost-effective.
Any of the foregoing could adversely affect our business, prospects, operating results, and financial condition. In addition, any litigation or claims, whether or not valid, could harm our reputation, result in substantial costs and divert resources and management attention.
We also license technology from third parties and incorporate components supplied by third parties into our products. We may in the future face claims that our use of such technology or components infringes or otherwise violates the rights of others, which would subject us to the risks described above. We may in some cases seek indemnification from our licensors or suppliers under our contracts with them, but our rights to indemnification or our suppliers’ resources may be unavailable or insufficient to cover our costs and losses.
Risks Related to Ownership of Energy Vault’s Securities
Concentration of ownership among our executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.
As of April 1, 2022, our executive officers, directors and their affiliates as a group beneficially own approximately 38.5% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
The SEC has recently issued guidance on the accounting treatment of warrants. We have accounted for our outstanding warrants as a warrant liability and will be required to determine the value of the warrant liability on a quarterly basis, which could have a material impact on our financial position and operating results.
In the Staff Statement issued by the Staff of the SEC on April 12, 2021, the Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Following the issuance of such Staff Statement, on May 20, 2021, Novus concluded that it was appropriate to restate its previously issued audited balance sheet as of February 8, 2021. A summary of the effect of the restatement on the audited balance sheet was included in the notes to the financial statements filed as part of Novus’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021. The restated balance sheet summary reflects the change in accounting treatment of the public warrants and private warrants issued in connection with its initial public offering in February 2021 (which were previously recorded as a component of equity on the balance sheet) as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the statement of operations for subsequent reporting periods. Under this accounting treatment, we are required to measure the fair value of the warrants on a quarterly basis as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in our operating results for the current period, which could have a material impact on our financial position and operating results. The impact of changes in fair value on earnings, which may be material, may have an adverse effect on the market price of our securities.
We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting and may report additional material weaknesses in our internal control over financial reporting in the future.
On May 20, 2021, Novus concluded that it was appropriate to restate its previously issued audited balance sheet as of February 8, 2021, and as part of such process, Novus identified a material weakness in its internal control over financial reporting, including the valuation of the warrants. Additionally, on November 14, 2021, Novus concluded that it was appropriate to restate its previously issued unaudited financial statements for the periods ended March 31, 2021 and June 30, 2021, and as part of such process, Novus identified an additional material weakness in its internal control over financial reporting resulting from the improper valuation of its Class A common stock subject to possible redemption. As the accounting acquirer in the business combination, we will inherit this material weakness and the warrants. We cannot assure as to when these material weaknesses will be remediated.
As a result of such material weaknesses, the changes in accounting for our warrants and our common stock, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines that we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
The Company’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could negatively impact its business.
As a public company, we will be required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If the Company is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
The Company will qualify as an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, and if we takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, the Company is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Even after the Company no longer qualifies as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow it to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements, Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Moreover, smaller reporting companies may choose to present only the two most recent fiscal years of audited financial statements in their Annual Reports on Form 10-K.
Investors may find the Company’s common stock less attractive because the Company will rely on these exemptions, which may result in a less active trading market for our common stock and its price may be more volatile.
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the Company will be required to expand its employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

If, securities or industry analysts cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.
Research and reports that industry or securities analysts publish about the Company, its business, market or competitors may influence the public market for our securities. If securities or industry analysts cease coverage of the Company, the price and trading volume of our publicly traded securities would likely be negatively impacted. If any of the analysts who may cover the Company adversely change their recommendation regarding our securities, or provide more favorable relative recommendations about our competitors, the price of the our publicly traded securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on us, the Company could lose visibility in the financial markets, which in turn could cause the price or trading volume of our publicly traded securities to decline.
Because we have no current plans to pay cash dividends on the Company’s common stock for the foreseeable future, you may not receive any return on investment unless you sell the Company’s common stock for a price greater than that which you paid for it.
The Company may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends will be made at the discretion of the Company’s board of directors and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Company’s board of directors may deem relevant. In addition, the Company’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur. As a result, you may not receive any return on an investment in the Company’s common stock unless you sell your shares of common stock for a price greater than that which you paid for it.
The Company may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the Company’s common stock.
As of April 1, 2022, the Company had warrants outstanding to purchase an aggregate of 14,749,922 shares of common stock. In addition, the Company may issue an aggregate of up to 15,516,760 shares of common stock pursuant to our 2022 Equity Incentive Plan, which amount may be subject to increase from time to time. The Company may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:
•existing stockholders’ proportionate ownership interest in the Company will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; and
•the market price of the Company’s common stock may decline.
If the selling security holders sell their securities pursuant to the registration statement the Company initially filed with the SEC on February 14, 2022 and declared effective on May 6, 2022 (the “Resale S-1”), it may negatively impact the market price of the shares of our common stock and such holders still may receive significant proceeds.
Even if the price of our common stock falls below $10.00 per share, which was the price per unit sold in our IPO and the per-share price of the shares sold in the PIPE, Novus’s Founders and the Legacy Energy Vault stockholders (the “EV Reg Rights Holders”) who received shares of our common Stock in connection with the Merger have registration rights pursuant to our amended and restated registration rights agreement (the “Registration Rights Agreement”), and Mr. Piconi, our director and Chief Executive Officer (together with the EV Reg Rights Holders, (the “EV Sellers”)) will be able to sell the securities registered hereby because they purchased such securities at prices significantly less than $10.00 per share. In particular, Novus’s Founders purchased their shares of common stock registered for resale at a price of $0.004 per share and the private warrants at a price of $1.50 per warrant. The EV Sellers purchased their shares at a weighted-average price of $1.52 per share, after giving effect to the exchange ratio in the Merger. Accordingly, such selling security holders could sell their securities at a per-share price that is less than $10.00 and could still realize a significant profit that would not be realized by investors in our IPO, who purchased units comprised of a share of our common stock and one-third of a public warrant at a price of $10.00 per unit, the PIPE investors who purchased shares at a price of $10.00 per share, or investors who purchased shares of our common stock on the open market at per-share prices over $10.00.

The Resale S-1 has been filed to discharge our obligations under the Registration Rights Agreement and agreements with the investors in the PIPE. The Resale S-1 also covers shares issuable upon exercise of the public warrants. In the aggregate, the number of shares registered for resale hereby equaled 61.0% of the number of shares of our common stock outstanding as of April 1, 2022. Additionally, we intend to register 23,981,119 shares subject to options and restricted stock units of Legacy Energy Vault assumed by us at the closing of the Merger or to be issued under our equity incentive plans under a Registration Statement on Form S-8.
The sale or possibility of sale of these additional securities trading in the public market may negatively impact the market price of our common stock or the warrants.
Our stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading prices of our common stock and our warrants are likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as the following:
•the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our services;
•future announcements concerning our business, our customers’ businesses, or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act or a “smaller reporting company”;
•the size of our public float;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect the energy storage industry generally or Energy Vault specifically;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges, or sales of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic, and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, and responses to such events.
These broad market and industry factors may materially reduce the market price of our securities, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of the Common Stock is low. As a result, you may suffer a loss on your investment.
Anti-takeover provisions in our certificate of incorporation, our bylaws and under Delaware law could make an acquisition of the Company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the Company’s current management.
Our certificate of incorporation and our bylaws contain provisions that may delay or prevent an acquisition of the Company or a change in its management. These provisions may make it more difficult for stockholders to replace or remove members of its board of directors. Because the board of directors is responsible for appointing the members of the management team, these provisions could in turn frustrate or prevent any attempt by its stockholders to replace or remove its current management. In addition, these provisions could limit the price that investors might be willing to pay in the future for shares of Company common stock. Among other things, these provisions include:
•the limitation of the liability of, and the indemnification of, its directors and officers;
•a prohibition on actions by its stockholders except at an annual or special meeting of stockholders;
•a prohibition on actions by its stockholders by written consent; and
•the ability of the board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by the board of directors.
Moreover, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which prohibits a person who owns 15% or more of its outstanding voting stock from merging or combining with the Company for a period of three years after the date of the transaction in which the person acquired 15% or more of the Company’s outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This could discourage, delay or prevent a third party from acquiring or merging with the Company, whether or not it is desired by, or beneficial to, its stockholders. This could also have the effect of discouraging others from making tender offers for the Company’s common stock, including transactions that may be in its stockholders’ best interests. Finally, these provisions establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. These provisions would apply even if the offer may be considered beneficial by some stockholders.
We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to the holders of our public warrants.
We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sales price of our common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. The public warrants differ from the private warrants since none of the private warrants will be redeemable by us so long as they are held by the Founders or their permitted transferees.
Redemption of the outstanding public warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.
Warrants will become exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Our warrants are exercisable for 14,749,922 shares of our common stock at a weighted average exercise price of $11.50 per share. The shares of our common stock issued upon exercise of our warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This information required by Item 2 is contained in our Current Report on Form 8-K, as originally filed with the SEC on February 14, 2022 and as subsequently amended on March 31, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
In October 2021, Energy Vault entered into an Energy Storage System Agreement, or the DG Fuels Agreement, with DG Fuels LLC, or DG Fuels. Under the terms of such agreement, Energy Vault agreed to provide up to 1.6 gigawatt hours, or GWh, of energy storage to support DG Fuels across multiple projects, the first of which was expected to be a 500 megawatt hour, or MWh, project in Louisiana. On May 10, 2022, Energy Vault and DG Fuels amended the DG Fuels Agreement, to reflect a planned expansion to the project in Louisiana. As expanded, the project in Louisiana is expected to have up to 1,168 MWh in storage capacity, and Energy Vault has agreed to provide up to 2.2 GWh of energy storage for all of the projects associated with the DG Fuels Agreement.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
10.1	Amended and Restated Registration Rights Agreement, by and among the Company and certain stockholders and equity-holders of the Company	8-K	001-39982	10.2	February 14, 2022
10.2	Form of Lock-Up Agreement	8-K	001-39982	10.4	February 14, 2022
10.3	Sponsor Restricted Stock Agreement, by and among Novus, Novus Initial Stockholders, and Energy Vault	8-K	001-39982	10.5	February 14, 2022
10.4	Energy Vault Holdings, Inc. 2022 Equity Incentive Plan					X
10.5	Offer Letter, dated April 14, 2022, by and between Energy Vault Holdings, Inc. and David Hitchcock	S-1	001-39982	10.35	May 3, 2022
10.6	Amendment to the Energy Storage System Agreement by and between DG Fuels LLC and Energy Vault Inc., dated as of May 10, 2022					X
10.7	Offer Letter, dated May 16, 2022, by and between Energy Vault Holdings, Inc. and Josh McMorrow					X
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________________
#     Indicates management contract or compensatory plan or arrangement.
*     Certain portions of this Exhibit will be excluded because they are not material and are of the type that the registrant treats as private or confidential.
†     Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^    The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filings of Energy Vault Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Energy Vault Holdings, Inc.

Date: May 16, 2022	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ David Hitchcock
Name: David Hitchcock
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)