Form 10-Q
period 2022-06-30
Energy Vault Holdings, Inc.
filed 2022-08-08
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-39982
___________________________________
ENERGY VAULT HOLDINGS, INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	85-3230987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4360 Park Terrace Drive, Suite 100 Westlake Village, California	91361
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 137,043,121, shares of common stock, par value $0.0001 per share, outstanding as of August 3, 2022.

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
•developments and projections relating to our business, our competitors, and industry;
•the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations and future growth; and
•our business, expansion plans and opportunities.
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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$299,063	$105,125
Accounts receivable	5,559	—
Contract assets	22,500	—
Prepaid expenses and other current assets	4,277	5,538
Total current assets	331,399	110,663
Property and equipment, net	9,319	11,868
Right-of-Use assets, net	1,106	1,238
Other assets	3,696	1,525
Total Assets	$345,520	$125,294
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$2,164	$1,979
Accrued expenses	1,707	4,704
Deferred revenue, current portion	3,033	—
Long-term finance leases, current portion	44	48
Long-term operating leases, current portion	582	612
Total current liabilities	7,530	7,343
Deferred pension obligation	163	734
Asset retirement obligation	968	978
Deferred revenue, long-term portion	8,196	1,500
Long-term finance leases	15	34
Long-term operating leases	563	662
Warrant liability	21,499	—
Total liabilities	38,934	11,251
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 85,739 shares authorized, 85,739 shares issued and outstanding at December 31, 2021; liquidation preference of $171,348	—	182,709
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 134,441 shares issued, and 134,441 outstanding at June 30, 2022; 120,568 shares authorized, 20,432 shares issued, and 20,432 outstanding at December 31, 2021	13	—
Additional paid-in capital	402,004	713
Accumulated deficit	(95,223)	(68,966)
Accumulated other comprehensive loss	(208)	(413)
Total stockholders’ equity (deficit)	306,586	(68,666)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$345,520	$125,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$977	$—	$43,861	$—
Operating expenses:
Cost of revenue	571	—	571	—
Sales and marketing	1,949	189	4,529	274
Research and development	9,763	2,202	19,424	3,223
General and administrative	10,668	3,006	20,474	4,861
Inventory write-down	—	2,744	—	2,744
Loss from operations	(21,974)	(8,141)	(1,137)	(11,102)
Other income (expense)
Change in fair value of derivative	—	24,102	—	—
Interest expense	—	(3)	(1)	(7)
Change in fair value of warrant liability	15,592	—	(4,645)	—
Transaction costs	—	—	(20,586)	—
Other income (expense), net	249	611	285	(1,317)
Income (loss) before income taxes	(6,133)	16,569	(26,084)	(12,426)
Provision for income taxes	45	—	173	—
Net income (loss)	$(6,178)	$16,569	$(26,257)	$(12,426)

Net income (loss) per share — basic
Common stock	$(0.05)	$0.18	$(0.24)	$(1.10)
Convertible preferred stock	—	$0.20	—	—
Net income (loss) per share — diluted
Common stock	$(0.05)	$0.16	$(0.24)	$(1.10)
Convertible preferred stock	—	$0.20	—	—

Weighted average shares of outstanding — basic
Common stock	133,777	11,792	107,509	11,329
Convertible preferred stock	—	70,880	—	—
Weighted average shares of outstanding — diluted
Common stock	133,777	13,426	107,509	11,329
Convertible preferred stock	—	70,880	—	—

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$282	$(332)	$560	$899
Foreign currency translation gain (loss)	(261)	47	(355)	232
Total other comprehensive income (loss)	21	(285)	205	1,131
Total comprehensive income (loss)	$(6,157)	$16,284	$(26,052)	$(11,295)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2022
	Convertible Preferred Stock		Common Stock		Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity ( Deficit)
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance at March 31, 2022	—	$—	133,633	$13	93	$675	$383,821	$(89,045)	$(229)	$295,235
Conversion of convertible preferred stock into common stock in connection with reverse recapitalization	—	—	93	—	(93)	(675)	675	—	—	—
Exercise of stock option	—	—	32	—	—	—	10	—	—	10
Exercise of warrants	—	—	683	—	—	—	10,837	—	—	10,837
Stock based compensation	—	—	—	—	—	—	6,661	—	—	6,661
Net loss	—	—	—	—	—	—	—	(6,178)	—	(6,178)
Actuarial gain on pension	—	—	—	—	—	—	—	—	282	282
Foreign currency translation loss	—	—	—	—	—	—	—	—	(261)	(261)
Balance at June 30, 2022	—	$—	134,441	$13	—	$—	$402,004	$(95,223)	$(208)	$306,586

	Three Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
Balance at March 31, 2021	70,669	$76,734	14,924	$—	$111	$(66,623)		$(682)	$(67,194)
Issuance of Series B-1 preferred stock for cash	289	620	—	—	—	—		—	—
Series B-1 Preferred Stock issuance costs	—	(13)	—	—	—	—		—	—
Stock based compensation	—	—	—	—	243	—		—	243
Net income	—	—	—	—	—	16,569		—	16,569
Actuarial loss on pension	—	—	—	—	—	—		(332)	(332)
Foreign currency translation gain	—	—	—	—	—	—		47	47
Balance at June 30, 2021	70,958	$77,341	14,924	$—	$354	$(50,054)	$—	$(967)	$(50,667)

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2022
	Convertible Preferred Stock		Common Stock		Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity ( Deficit)
	Shares (1)	Amount	Shares (1)	Amount	Shares (1)	Amount
Balance at December 31, 2021	85,741	$182,709	20,432	$—	—	$—	$713	$(68,966)	$(413)	$(68,666)
Conversion of convertible preferred stock into common stock in connection with reverse recapitalization	(85,741)	(182,709)	85,741	9	—	—	182,700	—	—	182,709
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	27,553	3	—	—	191,856	—	—	191,859
Exercise of stock option	—	—	32	1	—	—	35	—	—	36
Exercise of warrants	—	—	683	—	—	—	10,837	—	—	10,837
Stock based compensation	—	—	—	—	—	—	15,863	—	—	15,863
Net loss	—	—	—	—	—	—	—	(26,257)	—	(26,257)
Actuarial gain on pension	—	—	—	—	—	—	—	—	560	560
Foreign currency translation loss	—	—	—	—	—	—	—	—	(355)	(355)
Balance at June 30, 2022	—	$—	134,441	$13	—	$—	$402,004	$(95,223)	$(208)	$306,586

	Six Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
Balance at December 31, 2020	63,805	$62,042	14,551	$—	$99	$(37,628)		$(2,098)	$(39,627)
Issuance of Series B-1 preferred stock for cash	7,153	15,320	—	—	—	—		—	—
Series B-1 Preferred Stock issuance costs		(21)	—	—	—	—		—	—
Exercise of stock option	—	—	373	—	5	—		—	5
Stock based compensation	—	—	—	—	250	—		—	250
Net loss	—	—	—	—	—	(12,426)		—	(12,426)
Actuarial gain on pension	—	—	—	—	—	—		899	899
Foreign currency translation gain	—	—	—	—	—	—		232	232
Balance at June 30, 2021	70,958	$77,341	14,924	$—	$354	$(50,054)	$—	$(967)	$(50,667)
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

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(26,257)	$(12,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,404	447
Non-cash lease expense	349	299
Non-cash interest income	(109)	—
Stock based compensation	15,863	250
Inventory write-down	—	3,189
Change in fair value of warrant liability	4,645	—
Change in pension obligation	15	35
Asset retirement obligation accretion expense	37	—
Foreign exchange gains and losses	33	—
Change in operating assets	(30,504)	348
Change in operating liabilities	6,670	(1,084)
Net cash used in operating activities	(26,854)	(8,942)
Cash Flows From Investing Activities
Purchase of property and equipment	(333)	(73)
Purchase of convertible notes	(2,000)	—
Net cash used in investing activities	(2,333)	(73)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	36	6
Proceeds from reverse recapitalization and PIPE financing, net	235,940	—
Proceeds from exercise of warrants	7,854	—
Payment of transaction costs related to reverse recapitalization	(20,651)	—
Payment of lease obligations	(19)	(238)
Proceeds from Series B-1 Preferred Stock, net of issuance costs	—	15,304
Net cash provided by financing activities	223,160	15,072
Effect of exchange rate changes on cash and cash equivalents	(35)	1,522
Net increase in cash	193,938	7,579
Cash and cash equivalents – beginning of the period	105,125	10,051
Cash and cash equivalents – end of the period	$299,063	$17,630

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	1	860
Cash paid for interest	1	7
Reclassification of inventory costs	—	10,948
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of redeemable preferred stock into common stock in connection with the reverse recapitalization	182,034	—
Warrants assumed as part of reverse recapitalization	19,838	—
Actuarial gain on pension	550	232
Assets acquired on finance lease	—	27
Purchases of intangible assets recorded in accrued liabilities	—	116
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
The Company has a wholly owned subsidiary, Energy Vault SA, which was formed in December 2017 in Lugano Switzerland to build a full-scale demonstration unit (the “Prototype”), and serves as the Company’s research and development hub, and operates as the Company’s international headquarters.
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
The spread of the COVID-19 virus during 2020 and thereafter, along with inflation concerns, have caused economic uncertainty on a global scale, as well as significant volatility in the U.S. and global financial markets. The COVID-19 pandemic caused delays in the construction of the Prototype in Switzerland due to Government mandated temporary stay-at-home and quarantine orders; however, it did not significantly impact the Company’s other core operations such as research and development and fund raising. The extent to which these economic uncertainties impact the Company’s business, operations, and financial results will depend on numerous evolving factors that management may not be able to accurately predict, and which may cause the actual results to differ from the estimates and assumptions that are required to be made in the preparation of condensed financial statements according to Generally Accepted Accounting Principles in the United States (“GAAP”).

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of June 30, 2022 and the Company’s results of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit activities, and the cash flows for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.
Principles of Consolidation
These unaudited interim condensed consolidated financial statements include Energy Vault Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
If the Company has a variable interest in an entity, an assessment is performed to determine if that entity is a variable interest entity (“VIE”), and if so, if the Company is the primary beneficiary of the VIE. The assessment of whether an entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These factors include: (i) determining whether the entity has sufficient equity at risk, (ii) evaluating whether the equity holders, as a group, lack the ability to make decisions that significantly affect the economic performance of the entity, and (iii) determining whether the entity is structured with disproportionate voting rights in relation to their equity interests. The Company has determined that it is not the primary beneficiary of any VIEs in which it has a variable interest.
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
Segment Reporting
The Company reports its operating results and financial information in one operating and reportable segment. Our chief operating decision maker, which is our chief executive officer, reviews our operating results on a consolidated basis and uses that consolidated financial information to make operating decisions, assess financial performance, and allocate resources.
Transaction Costs
Transaction costs consist of direct legal, accounting, and other fees related to the consummation of the Merger. These costs were initially capitalized as incurred in prepaid assets and other current assets in the condensed consolidated balance sheet. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ deficit while costs associated with the public and private warrants liabilities were expensed in the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2021, $4.1 million of deferred Merger transaction costs were included within prepaid and other current assets in the condensed consolidated balance sheet. The Company and Novus incurred in aggregate $44.8 million in transaction costs, consisting of underwriting, legal, and other professional fees, of which $24.2 million was recorded to additional paid-in-capital as a reduction of proceeds and the remaining $20.6 million was expensed immediately upon the Closing.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
(2)Identification of the performance obligations in the contract.
(3)Determination of the transaction price.
(4)Allocation of the transaction price to the performance obligations in the contract.
(5)Recognition of revenue when, or as, a performance obligation is satisfied.
Once a contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying good or service relative to the option exercise price.
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
In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment and the transfer of the promised goods or services will be one year or less. As of June 30, 2022, the Company does not have any contracts that contain a significant financing component.
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
Energy Management Software as a Service

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
To date, the Company has not recognized any revenue related to providing energy management software as a service. The method of revenue recognition will be determined once the Company finalizes agreements with its future customers.
Intellectual Property Licensing
The Company enters into licensing agreements of its intellectual property that are within the scope of ASC 606. The terms of such licensing agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities. The transaction price allocated to the licensing of intellectual property is recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit. The Company recognized intellectual property licensing revenue of nil and $42.9 million during the three and six months ended June 30, 2022. The revenue recognized during the six months ended June 30, 2022 was from one customer, Atlas Renewable LLC (“Atlas”), which was an investor in the Company’s PIPE.
As part of the Company’s licensing agreement with Atlas, the Company will provide Atlas with a final update to its functional intellectual property upon the completion of the Company’s research and development activities related to the intellectual property that was previously provided to Atlas. The Company identified the obligation to provide this update to Atlas as a performance obligation and deferred $5.9 million of the transaction price related to this performance obligation. The $5.9 million will be recognized as revenue when the Company completes the transfer of the final technology update to Atlas.
Additionally, the contract with Atlas includes variable consideration of $25.0 million due to the Company’s commitment to provide a $25.0 million refundable contribution to Atlas during the construction period of Atlas’ first project. The Company has considered this to be variable consideration as the Company will only be repaid the amount if Atlas’ first project reaches substantial completion and certain performance metrics are met. The Company has determined that it is probable that Atlas will reach substantial completion and meet the performance metrics to repay Energy Vault, therefore the variable consideration has been included in the transaction price. The Company contributed $22.5 million of the $25.0 million during the second quarter of 2022 and the $22.5 million is included in the line item, contract assets, on the condensed consolidated balance sheet.
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
Other Revenue
In connection with entering into the intellectual property licensing agreement with Atlas, the Company agreed to provide construction support services to Atlas during the periods in which they construct energy storage projects. Energy Vault is reimbursed by Atlas at the Company’s cost to provide these services. Because the construction support services are considered to be an option for the customer to obtain services from the Company, this obligation was considered to be a performance obligation and required an allocation of the transaction price. The transaction price allocated to construction support services and deferred at the inception of the contract was $1.2 million. This amount is recognized as revenue over time using the cost-to-cost measure of progress as that method offers the best depiction of the continuous transfer of services to the customer.
The Company recognized $0.4 million of the $1.2 million as revenue during both the three and six months ended June 30, 2022. Additionally, the Company recognized revenue of $0.6 million during both the three and six months ended June 30, 2022 related to cost reimbursements for construction support services provided to Atlas.
Correction of an Immaterial Error
After filing the Company’s Quarterly Report for the three months ended March 31, 2022, the Company identified an error related to stock-based compensation expense associated with accelerated vesting of RSUs that occurred upon the Closing of the Merger. The error affected income (loss) from operations, net loss, and net loss per share-basic and diluted for the three months ended March 31, 2022. The error also affected additional paid-in-capital (and total stockholders’ equity) as of

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2022. The Company determined that additional stock-based compensation expense of $1.1 million should have been recognized during the three months ended March 31, 2022 due to the accelerated vesting of the RSUs, which would have also increased net loss per share-basic and diluted by $0.01.
In accordance with the SEC Staff Accounting Bulletin (SAB) 99, “Materiality,” the Company evaluated the materiality of the error from qualitative and quantitative perspectives and concluded that the error was not material to the financial statements for any period presented. Consequently, the $1.1 million in stock-based compensation expense was recognized in the Company’s statement of operations for the three months ended June 30, 2022.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following transactions were completed concurrently upon the Closing:
•All but 93,258 of issued and outstanding shares of Legacy Energy Vault convertible preferred stock were canceled and converted into a total of 85.6 million shares of Energy Vault common stock (the preferred stock that did not convert as of March 31, 2022 converted into 93,258 shares of common stock in May 2022);
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
The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Novus was treated as the acquired company for financial reporting purposes. This determination was primarily due to the fact that shareholders of Legacy Energy Vault continue to control Energy Vault after the completion of the Merger. Accordingly, for accounting purposes, the financial statements of the combined entity upon consumption of the Merger represent a continuation of the financial statements of Legacy Energy Vault with the Merger being treated as the equivalent of Legacy Energy Vault issuing shares for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus were recognized at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy Energy Vault and the accumulated deficit of Legacy Energy Vault has been carried forward after Closing.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 were as follows (amounts in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Money market funds (1)	$5,334	$—	$—	$5,334
Derivative asset — conversion option (2)	—	—	1,025	1,025
Warrant liability (3)	(13,439)	(8,060)	—	(21,499)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Money market funds (1)	$5,304	$—	$—	$5,304
Derivative asset — conversion option (2)	—	—	350	350
__________________
(1) Included in the line item cash and cash equivalents on the condensed consolidated balance sheets.
(2) Refer to Note 6 - Convertible Note Receivable for further information.
(3) Refer to Note 9 - Warrants for further information.

The Company’s Series B preferred stock purchase agreement entered into in December 2020 included terms that obligated the investors to purchase, and the Company to sell, two subsequent rounds of Series B preferred stock in tranche closings (the “Tranche Rights”). The Company concluded that the Tranche Rights met the definition of a freestanding financial instrument, and classified them as an asset or a liability under ASC Topic 480, Distinguishing Liabilities from Equity and were initially recorded at fair value and remeasured to the then current fair value at each reporting period.
The following table provides a reconciliation of the Tranche Right liability balance for the three and six months ended June 30, 2021 (amounts in thousands):

Preferred Stock Tranche Liability
Balance at January 1, 2021	$—
Change in fair value	(24,102)
Balance at March 31, 2021	(24,102)
Change in fair value	24,102
Balance at June 30, 2021	$—
NOTE 5. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for an “EV1” tower from a customer that was owned by one of its primary shareholders; the order remains outstanding as of June 30, 2022. The deposit and order were received before the

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
owner of the customer became one of the Company’s primary shareholders and before it was represented on the Company’s board of directors.
For the three and six months ended June 30, 2022, the Company paid consulting fees of $0.1 million and $0.2 million respectively, to the father of one of the Company’s executive officers. The Company paid consulting fees of $0.1 million to the father of one of the Company’s executive officers during both the three and six months ended June 30, 2021.
The Company paid Prototype construction labor costs of $0.2 million and $0.3 million, respectively, to a company owned by the brother of an employee during the three and six months ended June 30, 2022. The Company paid Prototype construction labor costs of $0.2 million to a company owned by the brother of an employee during both the three and six months ended June 30, 2021.
NOTE 6. CONVERTIBLE NOTE RECEIVABLE
In October 2021, the Company entered into a convertible promissory note purchase agreement with DG Fuels, LLC (“DG Fuels”) and purchased a promissory note with a principal balance of $1.0 million (“DG Fuels Tranche 1 Note”). In April 2022, the Company purchased an additional promissory note from DG Fuels with a principal balance of $2.0 million. (“DG Fuels Tranche 2 Note”) (collectively, the “DG Fuels Note”).
The maturity date of the DG Fuels Note is the earlier of (i) 30 days after a demand for payment is made by the Company at any time after the two year anniversary of the date of issuance of the note; (ii) the four year anniversary of the date of issuance of the note; (iii) five days following a Financial Close (“Financial Close” means a project finance style closing by DG Fuels or its subsidiary of debt and equity capital to finance the construction of that certain biofuel facility currently under development by DG Fuels), or (iv) upon an event of default determined at the discretion of the Company. The DG Fuels Note has an annual interest rate of 10.0%.
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
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative, which requires bifurcation and separate accounting at its estimated fair value under ASC 815 – Derivative and Hedging. The embedded derivative upon the purchase of the DG Fuels Tranche 1 Note was an asset of $0.4 million and the embedded derivative upon the purchase of the DG Fuels Tranche 2 note was an asset of $0.7 million. The estimated fair value of the derivative instruments were recognized as a derivative asset on the condensed consolidated balance sheet, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income of $0.1 million for both the three and six months ended June 30, 2022 from the DG Fuels Note. Interest income included income from the amortization of the debt discount of $22 thousand and $30 thousand for the three and six months ended June 30, 2022.
At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2022, there was no change in fair value of the embedded derivative.
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Beginning of period	$350	$350
Additions	675	675
Change in fair value	—	—
End of period	$1,025	$1,025
The Company has determined that DG Fuels is a variable interest entity and that the Company has a variable interest in it through the DG Fuels note. The Company is not the primary beneficiary of DG Fuels, and thus is not required to

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
consolidate DG Fuels. The Company’s maximum exposure to loss related to DG Fuels is limited to the Company’s investment of $3.0 million.
NOTE 7. PROPERTY AND EQUIPMENT, NET
As of June 30, 2022, and December 31, 2021, property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2022	December 31, 2021
Brick machines	$2,395	$2,515
Right-of-Use assets – vehicles	167	175
Furniture and equipment	313	176
Leasehold improvements	354	179
Demonstration & test equipment	10,681	11,218
Total property and equipment	13,910	14,263
Less: accumulated depreciation	(4,591)	(2,395)
Property and equipment, net	$9,319	$11,868
For the three and six months ended June 30, 2022, depreciation and amortization related to property and equipment was $1.2 million and $2.4 million, respectively. For both the three and six months ended June 30, 2021, depreciation and amortization related to property and equipment was $0.4 million. No impairments of long-lived assets were recorded for the three and six months ended June 30, 2022 and 2021.
NOTE 8. STOCKHOLDERS’ EQUITY
Redeemable Convertible Preferred Stock
Upon the closing of the Merger on February 11, 2022, 85.6 million shares of issued and outstanding redeemable convertible preferred stock were cancelled and converted into 85.6 million shares of Energy Vault common stock based upon an exchange ratio of 6.7735 . A total of $182.0 million redeemable convertible preferred stock was reclassified into common stock and additional paid-in-capital on the condensed balance sheet. One shareholder that owned 13,768 shares of Series C preferred stock prior to the Merger, had a delay in the conversion of its shares to common stock and the shares were converted to 93,258 shares of common stock in May 2022.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
A liquidation, dissolution, or winding up of the Company would have been deemed to have occurred upon completion of any transaction or event that resulted in a change of control as defined in the articles of incorporation (a “Deemed Liquidation Event”). Upon a Deemed Liquidation Event, the preferred stock would have become redeemable at the option of the holder and the Company would have been required to provide written notice to the holders of the preferred stock within 90 days of such an event informing them of their right to redeem the preferred stock. For purposes of determining the amount each holder of preferred stock would have been entitled to receive upon a Deemed Liquidation Event, each class of preferred stock would have been deemed to have automatically converted their shares into common stock at the as converted value (even if not elected by the holder) immediately prior to such a Deemed Liquidation Event, if the value was greater than the amount that would have been distributed to the holder of the preferred stock if it were not converted.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9. WARRANTS
Upon the Closing of the Merger, the Company assumed 9.6 million Public Warrants and 5.2 million Private Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustments. The warrants became exercisable on March 13, 2022, and at that time were scheduled to expire on February 11, 2027, which represents five years after the Closing.
The Company filed a Registration Statement on Form S-1 on March 8, 2022 related to the issuance of an aggregate of up to approximately 14.7 million shares of common stock issuable upon the exercise of the Public and Private Warrants, which was declared effective by the SEC on May 6, 2022.
Public Warrants
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants for cash, in whole and not in part, upon not less than 30 days’ prior written notice of redemption (“Redemption Period”) at a price of $0.01 per warrant, if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a 30 day trading period ending on the third trading day prior to the notice of redemption to the Public Warrant holders. If the Company calls the Public Warrants for redemption, the Company will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The Public Warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share.
Commencing 90 days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants, in whole and not in part, for a price of $0.10 per warrant provided that the Public Warrant Holders will be able to exercise their warrants prior to redemption and receive that number of shares of common stock determined based on a predefined rate based on the redemption date and the “fair market value” of the Company’s common stock upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
“Fair market value” of the Company’s common stock shall mean the average last reported sales price of its common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the warrants.
This redemption feature differs from the typical warrant redemption features used in many other blank check offerings, which typically only provide for a redemption of Public Warrants when the trading price of the Company’s common stock exceeds $18.00 per share for a specified period of time. This redemption feature is structured to allow for all of the outstanding Public Warrants to be redeemed when the Company’s common stock is trading at or above $10.00 per share, which may be at a time when the trading price of the Company’s stock is below the exercise price of the warrants. This redemption feature was established to provide the Company with the flexibility to redeem the warrants without the warrants having to reach the $18.00 per share threshold described above. Holders choosing to exercise their Public Warrants in connection with this redemption feature will, in effect, receive a number of shares for their warrants based on an option pricing model with a fixed volatility input as of February 8, 2021. This redemption right provides the Company an additional mechanism by which to redeem all of the outstanding Public Warrants, and therefore have certainty as to the Company’s capital structure as the Public Warrants would no longer be outstanding and would have been exercised or redeemed. The Company will effectively be required to pay the redemption price to warrant holders if the Company chooses the redemption right and it will allow Energy Vault to quickly proceed with a redemption of the warrants if it is determined it is in the Company’s best interest.
The Company’s common stock closed above $10.00 per share on June 30, 2022, and on July 1, 2022 the Company announced it would redeem all of its Public Warrants that remained outstanding at 5:00 p.m. New York City time on August 1, 2022 (the “Redemption Date”) for $0.10 per warrant (the “Redemption Price”). The Public Warrant Holders were permitted to exercise their warrants and receive common stock (i) in exchange for a payment in cash of the $11.50 per warrant exercise price, or (ii) on a cashless basis in which the exercising holder received 0.2526 of common stock for each warrant surrendered for exercise. Any Public Warrants that remained unexercised at 5:00 p.m. New York City time on the

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Redemption Date would be void and no longer exercisable, and the holders of those Public Warrants would be entitled to receive only the redemption price of $0.10 per warrant.
As of August 1, 2022, the Public Warrants ceased trading on the NYSE. Between July 1, 2022 and the Redemption date, a total of 2.2 million shares of common stock were issued upon the cashless exercise of 8.6 million Public Warrants. The remaining 0.3 million unexercised and outstanding Public Warrants as of 5:00 p.m., August 1, 2022 were redeemed at a price of $0.10 per Public Warrant and, as a result, no Public Warrants remained outstanding thereafter.
Private Warrants
The Private Warrants have terms and provisions that are identical to those of the Public Warrants, except that the Private Warrants are exercisable on a cash or cashless basis, at the warrant holders’ option, and are not redeemable by the Company, in each case so long as the warrants are still held by Novus or their permitted transferees. If the Private Warrants are no longer held by Novus or their permitted transferees, the redemption right included in the Public Warrants will attach to the Private Warrants. The Private Warrants are exercisable until February 11, 2027.
The following table summarizes the Public and Private Warrants activities for the three and six months ended June 30, 2022 (amounts in thousands):

	Three Months Ended June 30, 2022
	Public Warrants	Private Warrants	Total Warrants
Beginning of period	9,583	5,167	14,750
Warrants exercised	(683)	—	(683)
End of period	8,900	5,167	14,067

	Six Months Ended June 30, 2022
	Public Warrants	Private Warrants	Total Warrants
Warrants assumed upon the Closing of the Merger	9,583	5,167	14,750
Warrants exercised	(683)	—	(683)
End of period	8,900	5,167	14,067
The Public Warrants were classified as Level 1 measurements as the Public Warrants had an adequate trading volume to provide reliable indication since the Closing of the Merger. The Private Warrants have been classified as Level 2 since the Closing of the Merger. The Public Warrants and Private Warrants were valued at $1.51 and $1.56, respectively, as of June 30, 2022.
The Public and Private Warrants are measured at fair value on a recurring basis. The following table presents the changes in the fair value of the Company’s Public and Private Warrants liabilities for the three and six months ended June 30, 2022 (amounts in thousands):

	Three Months Ended June 30, 2022
	Public Warrants (Level 1)	Private Warrants (Level 2)	Total Warrants
Beginning of period	$25,875	$14,200	$40,075
Warrants exercised	(2,984)	—	(2,984)
Change in fair value	(9,452)	(6,140)	(15,592)
End of period	$13,439	$8,060	$21,499

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2022
	Public Warrants (Level 1)	Private Warrants (Level 2)	Total Warrants
Warrant liability assumed upon the Closing of the Merger	$12,938	$6,900	$19,838
Warrants exercised	(2,984)	—	(2,984)
Change in fair value	3,485	1,160	4,645
End of period	$13,439	$8,060	$21,499
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Option Activity
Stock option activity for the six months ended June 30, 2022 is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2021 (1)	1,345	$0.79	9.11	$7,024
Stock options granted	—	—	—	—
Stock options exercised	(44)	0.80	—	—
Stock options forfeited, canceled, or expired	(24)	0.80	—	—
Balance as of June 30, 2022	1,277	0.79	8.65	$11,787
Options exercisable as of June 30, 2022	871	0.70	8.45	$8,120
Options vested and expected to vest as of June 30, 2022	1,277	$0.79	8.65	$11,787
__________________
(1) The number of options prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
As of June 30, 2022, total unamortized stock-based compensation expense related to unvested awards that are expected to vest was $0.8 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.70 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of June 30, 2022.
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
RSU activity for the six months ended June 30, 2022 was as follows (in thousands, except per share data):

	Share	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2021 (1)	6,170	$2.11
RSUs granted	6,292	9.85
RSUs forfeited	(193)	4.22
RSUs vested	(4,023)	0.88
Nonvested balance as of June 30, 2022	8,246	$8.47
_________________
(1) The number of RSUs prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
As of June 30, 2022, unrecognized stock-based compensation expense related to these RSUs was $60.8 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 3.58 years.
On July 3, 2022, the Company granted 5.6 million equity classified RSUs with a total fair value of $46.5 million to employees and directors of the Company. These RSUs have a service-based vesting requirement and generally vest over four years with a cliff vesting period of one year and continue to vest monthly thereafter.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Unvested Common Stock/Restricted Stock Awards
The Company has certain common stocks that are subject to repurchase at the election of the Company. These repurchase rights expire over time and therefore are accounted for as unvested common stock. The Company has RSAs that vest upon the satisfaction of both a service-based condition and a liquidity event-based condition. The liquidity event-based vesting condition was satisfied upon the closing of the Merger.
The following table summarizes information about outstanding unvested stock activities for the six months ended June 30, 2022 (in thousands, except per share data):

	Unvested Common Stock	Weighted Average Grant Date Fair Value per Share
Balances outstanding at December 31, 2021 (1)	5,520	$0.73
New grants or issues	—	—
Common stock vested	(5,513)	0.73
Balances outstanding at June 30, 2022	7	$0.73
_________________
(1) The number of RSAs prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Sales and marketing	$402	$44
Research and development	3,011	155
General and administrative	3,248	44
Total stock-based compensation expense	$6,661	$243

	Six Months Ended June 30,
	2022	2021
Sales and marketing	$892	$50
Research and development	6,792	155
General and administrative	8,179	45
Total stock-based compensation expense	$15,863	$250
Total stock-based compensation expense for the six months ended June 30, 2022 includes $7.1 million in expense that was recognized upon the Closing of the Merger, which included $3.9 million related to RSUs and $3.2 million related to RSAs.
NOTE 11. INCOME TAXES
The Company recorded a tax provision of $45 thousand and $0.2 million for the three and six months ended June 30, 2022 respectively. The Company did not record any tax provision for the three and six months ended June 30, 2021. The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12. NET INCOME (LOSS) PER SHARE OF COMMON STOCK
During periods of net income, net income per share is computed using the two-class method by dividing the undistributed net earnings allocated to each of the Company’s participating securities by the weighted number of shares outstanding for each class of common and convertible preferred stock. During periods of net losses, losses are only allocated to the Company’s holders of common stock. Holders of the Company’s convertible preferred stock do not share in the allocation of losses. In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.
The weighted-average number of shares of common stock and convertible preferred stock outstanding prior to the Merger have been retroactively adjusted by the Exchange Ratio to give effect to the reverse recapitalization treatment of the Merger. Shares of common stock issued as a result of the conversion of Legacy Energy Vault convertible preferred stock in connection with the closing of the Merger have been included in the basic net income (loss) per share calculation on a prospective basis.
Basic and diluted net income (loss) per share attributable to common and convertible preferred stockholders are calculated as follows (amounts in thousands, except per share amounts):

Three Months Ended June 30, 2022
Net income (loss)	$(6,178)
Weighted-average shares outstanding – basic and diluted (1)	133,777
Net loss per share – basic and diluted	$(0.05)

	Three Months Ended June 30, 2021
	Common Stock	Preferred Stock
Numerator – basic
Allocation of undistributed earnings	$2,181	$13,108
Preferred dividends	—	1,280
Net income per share class	2,181	14,388
Denominator – basic
Weighted-average shares outstanding (1)	11,792	70,880
Net income per share – basic	$0.18	$0.20

Numerator – diluted
Net income used in basic computation	$2,181	$14,388
Denominator
Number of shares used in basic per share computation (1)	11,792	70,880
Assumed exercise of stock options	167	—
Assumed conversion of RSAs	1,467	—
Number of shares used for diluted EPS computation	13,426	70,880
Net income per share – diluted	$0.16	$0.20

	Six Months Ended June 30,
	2022	2021
Net loss	$(26,257)	$(12,426)
Weighted-average shares outstanding – basic and diluted (1)	107,509	11,329
Net loss per share – basic and diluted	$(0.24)	$(1.10)
_________________

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) The weighted-average number of shares prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
There are no common stock and convertible preferred stock that were dilutive for the three and six months ended June 30, 2022 and for the six months ended June 30, 2021. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended June 30,
	2022	2021
Public and Private Warrants	14,067	—
Stock options	1,277	—
RSUs	8,246	—
Unvested Common Stock	7	—
Total	23,597	—

	Six Months Ended June 30,
	2022	2021
Public and Private Warrants	14,067	—
Stock options	1,277	928
Convertible preferred stock	—	70,959
RSUs	8,246	—
Unvested Common Stock	7	1,470
Total	23,597	73,357
The 9.0 million shares of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of June 30, 2022, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
NOTE 13. COMMITMENTS AND CONTINGENCIES
In connection with the Company’s licensing agreement with Atlas, the Company agreed to make a refundable contribution to Atlas in the amount up to $25.0 million during the period in which Atlas constructs its first gravity energy storage system (“GESS”). The Company contributed $22.5 million during the second quarter of 2022 and the amount will be refunded to the Company upon Atlas’ first GESS reaching substantial completion and meeting certain performance metrics.

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

Our storage, when combined with low-cost wind and photovoltaic solar, is designed to achieve an attractive levelized cost of energy delivered. The EVx and EVRC systems can be deployed as stand-alone storage connected to the grid or alongside any generation source, such as wind or solar farms. Energy Vault is focused on enabling cost-effective renewable power on a global scale at a lower cost than existing, fully-depreciated fossil fuel plants, and with high sustainability standards. The potential energy of the system can be stored with the composite blocks in the raised position for unlimited periods of time and with nearly zero expected loss of the storage capacity over time. Additionally, Energy Vault is uniquely positioned to work with traditional fossil fuel companies to help utilities and coal plant operators make a more cost-effective transition to green power by utilizing energy waste materials such as coal ash in the production of the mobile masses that charge our gravity energy storage solutions.
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
Recent Developments
In February 2022, Energy Vault announced a License and Royalty agreement for renewable energy storage with Atlas Renewable LLC (“Atlas”) and its majority investor China Tianying Inc., an international environmental management and waste remediation corporation engaged in smart urban environmental services, resource recycling and recovery, and zero-carbon clean energy technologies. The agreement supports the deployment of Energy Vault’s proprietary gravity energy storage technology and energy management software platform within mainland China and the Special Administrative Regions (“SAR”) of Hong Kong and Macau. Atlas agreed to pay $50.0 million in IP licensing fees, for use and deployment of Energy Vault’s gravity energy storage technology. The Company has collected $45.0 million of the $50.0 million and expects to collect the remaining $5.0 million before the end of 2022. The Company recognized revenue related to this agreement of $1.0 million and $43.9 million during the three and six months ended June 30, 2022, respectively.
In connection with the Company’s licensing agreement with Atlas, the Company agreed to make a refundable contribution to Atlas in the amount up to $25.0 million during the period in which Atlas constructs its first gravity energy storage system (“GESS”). The Company contributed $22.5 million during the second quarter of 2022 and the amount will be refunded to the Company upon Atlas’ first GESS reaching substantial completion and meeting certain performance metrics.
In April 2022, the Company purchased a $2.0 million convertible promissory note from DG Fuels, LLC (“DG Fuels”). The maturity date of the note is the earlier of (i) 30 days after a demand for payment is made by the Company at any time after the two year anniversary of the date of issuance of the note; (ii) the four year anniversary of the date of issuance of the note; (iii) five days following a Financial Close (“Financial Close” means a project finance style closing by DG Fuels or its subsidiary of debt and equity capital to finance the construction of that certain biofuel facility currently under development by DG Fuels), or (iv) upon an event of default determined at the discretion of the Company. The note has an annual interest rate of 10.0%. The Company intends to hold and convert the DG Fuels Note into the equity securities issued by DG Fuels in their next equity financing round that is greater than $20.0 million at a 20% discount to the issuance price. The principal balance and unpaid accrued interest on the DG Fuels Note will, at the option of the Company, convert into equity securities upon the closing of such next equity financing round.
On July 1, 2022, Energy Vault delivered a notice of redemption for all of its outstanding public warrants to purchase shares of Energy Vault common stock. On August 2, 2022, Energy Vault announced 8.6 million public warrants were exercised on a cashless basis in exchange for 2.2 million shares of common stock. The remaining 0.3 million unexercised and outstanding Public Warrants as of 5:00 p.m., August 1, 2022 were redeemed at a price of $0.10 per public warrant and, as a result, no public warrants remained outstanding thereafter. Following the redemption, the Company’s public warrants were delisted from the New York Stock Exchange.
Business Combination and Public Company Costs
On February 11, 2022, Energy Vault, Inc. (“Legacy Energy Vault”) completed the merger with NCCII Merger Corp., with Legacy Energy Vault surviving as a wholly-owned subsidiary of Novus Capital Corporation II (“Novus”) (the “Merger”). Immediately following the completion of the Merger, Novus changed its name to Energy Vault Holdings, Inc. On February 14, 2022, Energy Vault’s common stock and warrants began trading on the New York Stock Exchange under the symbols “NRGV” and “NRGV WS,” respectively.
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
As a result of the Merger, Energy Vault has become the successor to a publicly reporting company, which has required the hiring of additional personnel and the implementation of procedures and processes to comply with public company regulatory requirements, including the Exchange Act, and customary practices. We have begun to incur and expect to continue to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased audit and legal fees.
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
Currently, the only operating energy storage system utilizing Energy Vault’s technologies is the CDU which Energy Vault continues to use for testing and software improvement. Building on its experience with the CDU, Energy Vault designed its EVx system. The EVx platform is designed to be a scalable, modular product line starting from 40MWh to multi-GWh to address grid resiliency needs in shorter durations while supporting longer duration and power needs in the event of power outages or powering industrial processes over long periods. Using the EVx design as a building block, the EVRC can be custom designed and built out in 10MWh increments that can scale to multi-GW-hour storage capacity to meet the energy storage needs for grid-scale deployment. There are no commercial installations of Energy Vault’s EVx system or EVRC platform at this time.
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
Components of Results of Operations
Revenue
Prior to January 1, 2022, Energy Vault had not recognized any revenue. During the three and six months ended June 30, 2022, Energy Vault recognized revenue of $1.0 million and $43.9 million, respectively, related to an intellectual property licensing agreement with Atlas.
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

Operating expenses
Cost of revenue
Cost of revenue consists primarily of personnel-related costs and consulting expenses associated with providing construction support services.
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
Inventory write-down
Energy Vault began building a prototype of the EV1 in March 2020, resulting in the CDU, an EV1 Tower, which was connected to the Swiss national grid in July 2020. Thereafter, through design improvements and refinements of its technology, Energy Vault announced the new EVx platform in 2021. The inventory write-down reported for the three and six months ended June 30, 2021 was attributable to losses incurred due to a damaged component related to the CDU. Additionally, other components, which were not previously installed and were included in prepaid expenses and other current assets, were adjusted downward to their estimated net realizable value.
Other income (expense)
Change in fair value of derivative
The gain (loss) on revaluation of embedded derivatives consists or periodic fair value adjustments associated with the Series B Convertible Preferred Stock issuance right derivative liability.
Interest expense
Interest expense consists primarily of interest related to finance leases.
Change in fair value of warrants liability
The Company’s warrants are subject to fair value remeasurement at each balance sheet date. The Company expects to incur incremental income (expense) in the condensed consolidated statements of operations for the fair value change for the outstanding warrant liabilities at the end of each reporting period or through the exercise of such warrants. With the completion of the redemption of Energy Vault’s public warrants on August 1, 2022, Energy Vault currently expects to incur incremental income (expense) in its consolidated statements of operations for the fair value change for outstanding warrant liabilities at the end of each reporting period in respect of outstanding private warrants.
Transaction costs
Transaction costs consist of legal, accounting, banking fees, and other costs directly related to the consummation of the Merger and the PIPE.

Other income (expense), net
Other income (expense), net consists primarily of interest income relating to our investment in money market funds as well as gains and losses related to foreign exchange transactions.
Results of operations
Consolidated Comparison of Three and Six Months Ended June 30, 2022 to June 30, 2021
The following table sets forth our results of operations for the periods indicated (amounts in thousands, except percentages):

	Three months ended June 30,			Six Months Ended June 30,
	2022	2021	$ Change	2022	2021	$ Change
Revenue	$977	$—	$977	$43,861	$—	$43,861
Operating Expenses:
Cost of revenue	571	—	571	571	—	571
Sales and marketing	1,949	189	1,760	4,529	274	4,255
Research and development	9,763	2,202	7,561	19,424	3,223	16,201
General and administrative	10,668	3,006	7,662	20,474	4,861	15,613
Inventory write-down	—	2,744	(2,744)	—	2,744	(2,744)
Loss from operations	(21,974)	(8,141)	(13,833)	(1,137)	(11,102)	9,965
Other Income (Expense):
Change in fair value of derivative	—	24,102	(24,102)	—	—	—
Interest expense	—	(3)	3	(1)	(7)	6
Change in fair value of warrant liability	15,592	—	15,592	(4,645)	—	(4,645)
Transaction costs	—	—	—	(20,586)	—	(20,586)
Other income (expenses), net	249	611	(362)	285	(1,317)	1,602
Net income (loss) before income taxes	$(6,133)	$16,569	$(22,702)	$(26,084)	$(12,426)	$(13,658)
Revenue
Revenue for the three months ended June 30, 2022 was $1.0 million compared to no revenue for the three months ended June 30, 2021. Revenue for the three months ended June 30, 2022 was entirely from one customer, which related to Energy Vault’s intellectual property licensing agreement with Atlas. Revenue for the three months ended June 30, 2022 of $1.0 million consisted of $0.4 million in revenue from the amortization of deferred revenue related to Energy Vault’s obligation to provide Atlas construction support services and $0.6 million in cost reimbursements related to providing construction support services to Atlas.
Revenue for the six months ended June 30, 2022 was $43.9 million compared to no revenue for the six months ended June 30, 2021. Revenue for the six months ended June 30, 2022 was entirely from one customer, which related to Energy Vault’s intellectual property licensing agreement with Atlas. Revenue for the six months ended June 30, 2022 of $43.9 million consisted of $42.9 million in revenue from the transfer of intellectual property to Atlas, $0.4 million in revenue from the amortization of deferred revenue related to the Company’s obligation to provide Atlas construction support services, and $0.6 million in cost reimbursements related to providing construction support services to Atlas.
Currently, Energy Vault does not expect to enter into many other intellectual property licensing agreements.
Operating expenses
Cost of revenue
Cost of revenue was $0.6 million for both the three and six months ended June 30, 2022 and consisted of personnel costs and consulting expenses related to providing construction support services to Atlas. The Company did not incur any cost of revenue in 2021.
Sales and Marketing
Sales and marketing expenses increased by $1.7 million to $1.9 million for the three months ended June 30, 2022, compared to $0.2 million for the three months ended June 30, 2021. The increase resulted primarily from an increase in personnel-related expenses of $1.0 million and an increase in marketing and public relation costs of $0.5 million. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $0.4 million for the three months ended June 30, 2022, compared to no expense for the three months ended June 30, 2021.
Sales and marketing expenses increased by $4.2 million to $4.5 million for the six months ended June 30, 2022, compared to $0.3 million for the six months ended June 30, 2021. The increase resulted primarily from an increase in personnel-related expenses of $1.9 million and an increase in marketing and public relations costs of $1.7 million. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $0.9 million for the six months ended June 30, 2022, compared to $0.1 million for the six months ended June 30, 2021.
Research and Development
Research and development expenses increased by $7.6 million to $9.8 million for the three months ended June 30, 2022, compared to $2.2 million for the three months ended June 30, 2021. The increase resulted primarily from a $4.2 million increase in personnel-related expenses, a $1.1 million increase in depreciation expense, a $1.1 million increase in engineering and development costs, and a $0.8 million increase in software costs. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $3.0 million for the three months ended June 30, 2022, compared to $0.2 million for the three months ended June 30, 2021.
Research and development expenses increased by $16.2 million to $19.4 million for the six months ended June 30, 2022, compared to $3.2 million for the six months ended June 30, 2021. The increase resulted primarily from a $9.3 million increase in personnel-related expenses, a $2.3 million increase in depreciation expense, a $2.3 million increase in engineering and development costs, and a $1.5 million increase in software expenses. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $6.8 million for the six months ended June 30, 2022, compared to $0.2 million for the six months ended June 30, 2021.
General and Administrative
General and administrative expenses increased by $7.7 million to $10.7 million for the three months ended June 30, 2022 compared to $3.0 million for the three months ended June 30, 2021. The increase resulted primarily from a $4.4 million increase in personnel-related expenses, a $1.0 million increase in legal and professional fees, a $0.6 million increase in consultant expenses, a $0.5 million increase in travel expenses, a $0.4 million increase in insurance costs, and a $0.4 million increase in employee recruiting costs. The increase in personnel costs was due to expanded headcount and an increase in stock-based compensation expense. Stock-based compensation expense was $3.2 million for the three months ended June 30, 2022, compared to $44 thousand for the three months ended June 30, 2021. The increase in legal and professional fees was attributable to external costs such as accounting, finance, tax, compliance, auditing, legal, and other professional fees associated with becoming a public company.
General and administrative expenses increased by $15.6 million to $20.5 million for the six months ended June 30, 2022, compared to $4.9 million for the six months ended June 30, 2021. The increase resulted primarily from a $9.7 million increase in personnel-related expenses, a $2.2 million increase in legal and professional fees, a $0.9 million increase in consultant expenses, a $0.8 million increase in insurance costs, a $0.8 million in travel expenses, a $0.5 million increase in software expenses, and a $0.4 million increase in employee recruiting costs. The increase in personnel costs was due to expanded headcount and an increase in stock-based compensation expense. Stock-based compensation expense was $8.2 million for the six months ended June 30, 2022, compared to $45 thousand for the six months ended June 30, 2021. The increase in legal and professional fees was attributable to external costs such as accounting, finance, tax, compliance, auditing, legal, and other professional fees associated with becoming a public company.
Inventory write-down
There was no inventory write-down for the three and six months ended June 30, 2022, compared to a write-down of $2.7 million for both the three and six months ended June 30, 2021. The inventory write-down in 2021 related to components of the CDU that were damaged. This write-off and other related costs were partially offset by an insurance claim received by the Company. Additionally, other components, which were not previously installed, were reclassified into prepaid expenses and other current asset at their estimated net realizable value during the three and six months ended June 30, 2021.
Other Income (Expense)
Change in fair value of derivative
There was no gain or loss on the change in fair value of derivatives for the three and six months ended June 30, 2022, compared to gain of $24.1 million for the three months ended June 30, 2021 and no gain or loss for the six months ended

June 30, 2021. The gain on the change in fair value of derivative liability for the three months ended June 30, 2021 was associated with Legacy Energy Vault’s Series B Convertible Preferred Stock, which expired without exercise in June 2021 and thus the liability was derecognized at that time.
Change in fair value of warrant liability
The Company recognized a gain of $15.6 million related to the change in the fair value of the Company’s warrant liability for the three months ended June 30, 2022 due to a decrease in the fair value of our outstanding warrants as of June 30, 2022 compared to the fair value as of March 31, 2022. The Company recognized a loss of $4.6 million related to the change in the fair value of the Company’s warrant liability for the six months ended June 30, 2022 due to an increase in the fair value of our outstanding warrants since the Closing of the Merger. The Company did not have any outstanding warrants during the three month and six month periods ending June 30, 2021.
Transaction costs
The Company did not recognize any transaction costs during the three months ended June 30, 2022. The Company recognized transaction costs of $20.6 million related to the consummation of the Merger during the six months ended June 30, 2022. The Company did not recognize any transaction costs during 2021.
Other income (expense), net
Other income, net decreased by $0.4 million to $0.2 million for the three months ended June 30, 2022 compared to $0.6 million for the three months ended June 30, 2021. The decrease resulted primarily from fluctuations in foreign currency transaction gain and losses, partially offset by an increase in interest income.
Other income (expense), net improved by $1.6 million to other income, net of $0.3 million for the six months ended June 30, 2022 compared to other expense, net of $1.3 million for the six months ended June 30, 2021. The change resulted primarily from fluctuations in foreign currency transaction gains and losses and an increase in interest income.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the issuance and sale of equity and the proceeds from the Merger and the PIPE.
Merger and PIPE
Energy Vault completed the Merger and PIPE on February 11, 2022, pursuant to which we received net proceeds of $191.0 million.
Short-Term Liquidity
As of June 30, 2022, we had $299.1 million of cash and cash equivalents, representing an increase of $193.9 million from cash and cash equivalents of $105.1 million at December 31, 2021. Management believes that its cash and cash equivalents on hand as of June 30, 2022 will be sufficient to fund our operating activities for at least the next twelve months without regard to any cash proceeds we received or may in the future receive upon the exercise for cash of our warrants. The exercise price for any of our warrants is $11.50 per share, subject to certain specified adjustments. To the extent that the price of our common stock exceeds $11.50 per share, it is more likely that our warrant holders will exercise their warrants. To the extent that the price of our common stock declines, including a decline below $11.50 per share, it is less likely that our warrant holders will exercise their warrants. Subsequent to June 30, 2022, on July 1, 2022, Energy Vault delivered a notice of redemption for all of its outstanding public warrants to purchase shares of Energy Vault common stock. The redemption was completed on August 1, 2022, and as of the date of this Quarterly Report, no public warrants remain outstanding.
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

Contractual Obligations
Our principal commitments as of June 30, 2022 consisted primarily of obligations under operating leases, finance leases, deferred pensions, and a refundable contribution to Atlas. The Company committed to make a $25.0 million refundable contribution to Atlas during the period in which it constructs its first GESS, and will be refunded to the Company upon Atlas’ first GESS reaching substantial completion and meeting certain performance metrics. As of June 30, 2022, the Company has remitted to Atlas $22.5 million of the $25.0 million.
Except for the refundable contribution to Atlas, our commitments have not materially changed from those disclosed in our financial statements and accompanying notes for the year ended December 31, 2021, which are included in Amendment No. 1.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used operating activities	$(26,854)	$(8,942)
Net cash provided by (used in) investing activities	(2,333)	(73)
Net cash provided by financing activities	223,160	15,072
Effects of exchange rate changes on cash	(35)	1,522
Net increase (decrease) in cash	$193,938	$7,579
Operating Activities
During the six months ended June 30, 2022 and 2021, cash used in operating activities totaled $26.9 million and $8.9 million, respectively. During the six months ended June 30, 2022, cash used in operating activities was negatively impacted by a net loss of $26.3 million and an increase in operating assets of $30.5 million. The change in operating assets was primarily due to a $22.5 million increase in contract assets and a $5.6 million increase in accounts receivable. Operating cash flows were positively impacted by non-cash charges of $23.2 million and a $6.7 million increase in operating liabilities. The non-cash charges primarily consisted of $15.9 million in stock-based compensation expense, a $4.6 million loss from the change in the fair value of the warrant liability, and $2.4 million in depreciation and amortization expense. The increase in operating liabilities primarily consisted of a $9.7 million increase in deferred revenue, partially offset by a $2.7 million decrease in accounts payable and accrued expenses.
During the six months ended June 30, 2021, cash used in operating activities of $8.9 million was negatively impacted by a net loss of $12.4 million and a $1.1 million decrease in operating liabilities. The decrease in operating liabilities resulted from a decrease in accounts payable and accrued expenses. Operating cash flows were positively impacted by non-cash charges of $4.2 million and a $0.3 million increase in operating assets. Non-cash charges primarily consisted of a $0.4 million in depreciation and amortization, $0.3 million in non-cash lease expenses, and $0.3 million in stock-based compensation expense.
Investing Activities
During the six months ended June 30, 2022 and 2021, cash used in investing activities totaled $2.3 million and $73 thousand, respectively. Cash used in investing activities for the six months ended June 30, 2022 consisted of $2.0 million for the purchase of a convertible note and $0.3 million for the purchase of property and equipment.
Cash used in investing activities for the six months ended June 30, 2021 consisted of purchases of property and equipment.
Financing Activities
During the six months ended June 30, 2022 and 2021, cash provided by financing activities totaled $223.2 million and $15.1 million, respectively. For the six months ended June 30, 2022, cash provided by financing activities was primarily attributable to $235.9 million in proceeds from the reverse recapitalization and PIPE financing, net, and $7.9 million in proceeds from the exercise of warrants. Partially offsetting these cash inflows was $20.7 million in transaction cost payments related to the reverse recapitalization.
During the six months ended June 30, 2021, cash provided by financing activities was primarily attributable to $15.3 million in proceeds from the issuance of Series B-1 preferred stock, net of issuance costs.

Non-GAAP Financial Measure
We use adjusted EBITDA to complement our condensed consolidated statements of operations. Management believes that this non-GAAP financial measure complements our GAAP net income (loss) and such measure is useful to investors. The presentation of this non-GAAP measure is not meant to be considered in isolation or as an alternative to net income (loss) as an indicator of our performance.
The following table provides a reconciliation from non-GAAP adjusted EBITDA to GAAP net income (loss), the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) (GAAP)	$(6,178)	$16,569	$(26,257)	$(12,426)
Non-GAAP Adjustments:
Interest income, net	(284)	(7)	(331)	(15)
Income tax expense	45	—	173	—
Depreciation and amortization	1,186	430	2,404	447
Stock-based compensation expense	6,661	243	15,863	250
Change in fair value of warrant liability	(15,592)	—	4,645	—
Transaction costs	—	—	20,586	—
Foreign exchange (gains) and losses	(45)	(601)	(56)	1,339
Change in fair value of derivative liability	—	(24,102)	—	—
Adjusted EBITDA (non-GAAP)	$(14,207)	$(7,468)	$17,027	$(10,405)
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
•it does not reflect stock-based compensation, which is an ongoing expense;
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
Off-Balance Sheet Commitments and Arrangements
The Company has not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC as of June 30, 2022.
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
Warrant Liability
Energy Vault’s financial statements reflect the impact of the publicly-traded warrants (“Public Warrants”) and private warrants (“Private Warrants”) that were assumed upon the closing of the Merger. The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s statement of operations. With the completion of the redemption of Energy Vault’s public warrants on August 1, 2022, Energy Vault currently expects to incur incremental income (expense) in its condensed consolidated statements of operations for the fair value change for outstanding warrant liabilities at the end of each reporting period only in respect of its private warrants.
Emerging Growth Company Accounting Election
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have irrevocably elected to take advantage of the benefits of this extended transition period for new or revised standard. We are expected to remain an emerging growth company through the end of 2022 and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.
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
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of June 30, 2022, we had an accumulated deficit of $95.2 million, and net losses of $31.4 million for the year ended December 31, 2021 and $26.3 million for the six months ended June 30, 2022. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future and, even if we begin to record revenue, there is no guarantee that we will become profitable. Our ability to achieve profitability in the future will depend on a number of factors, including:
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
As stated above, we have incurred significant net losses during our history and our ability to become profitable in the near future is uncertain. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). As of December 31, 2021, we had approximately $19.1 million, $11.8 million and $34.2 million of federal, state and foreign net operating loss carryforwards (“NOLs”). The foreign net operating loss carryforwards will begin to expire, if unutilized, beginning in 2025. Additionally, as of December 31, 2021, the Company had federal and state research tax credit carryforwards of and $0.1 million and $0.1 million, respectively.
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
While we have outstanding warrants that may provide an additional source of cash, there is no assurance that holders of warrants will exercise all or any of their warrants for cash. The exercise price of our warrants is $11.50 per share, subject to certain specified adjustments. To the extent that the price of our common stock exceeds $11.50 per share, it is more likely that the warrant holders will exercise their warrants. To the extent that the price of our common stock is less than $11.50 per share, it is less likely that the warrant holders will exercise their warrants. As of the date of this Quarterly Report, only our private warrants remain outstanding, and such private warrants may be exercised on a cashless basis at the discretion of the holder.
If adequate capital is not available to us, it may create substantial doubt among third parties, including suppliers and potential customers, about our ability to pursue our objectives, to achieve profitability or to continue as a going concern. Such doubt could materially and adversely impact our business, reputation and prospects.
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
Moreover, we recognized $43.9 million of revenue for the six months ended June 30, 2022, all of which relates to our intellectual property agreement with Atlas. We do not currently expect to enter into many other similar agreements with other customers.
In addition, our revenue, key operating metrics and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock.
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
Diesel, gasoline, natural gas and other petroleum-based fuel prices have historically been extremely volatile, particularly during the ongoing COVID-19 pandemic, and it is difficult to ascertain whether such volatility will continue to persist. Although gasoline prices are currently as historically high levels, lower gasoline and natural gas costs over extended periods of time may lower the perception in government and the private sector that cheaper, more readily available energy alternatives, such as wind and solar, should be developed and produced. If gasoline or other petroleum-based fuel prices remain at deflated levels for extended periods of time, the demand for renewable energy may decrease notwithstanding incentives to transition to renewable energy, which would have an adverse effect on our business, prospects, financial condition and results of operations.

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
Additionally, although we currently primarily operate in the U.S. and Switzerland, we will seek to expand our business internationally to other markets including additional EU countries, the U.K., Saudi Arabia, Australia, Brazil, and China. Any international expansion of our business could subject our business to tax risks associated with international operations. For example, tax compliance in various jurisdictions, some of which may have potentially conflicting tax laws, and all of which are subject to change, potentially with retroactive effect, could result in materially higher cash tax liabilities for our business. The tax laws in jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations may not act together in a coordinated fashion, which could also result in material incremental taxes for our business. Moreover, an expansion of our business internationally also creates risks that our business could have a taxable presence in jurisdictions where we are not filing tax returns. Taxing authorities have gotten increasingly aggressive regarding asserting that companies have a taxable presence in jurisdictions, and our business could face these risks in connection with the internal expansion of our business.
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
If we complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy. We may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces. If we are are unsuccessful at integrating future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, our revenue and operating results could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The occurrence of any of these risks could harm our business, operating results, and financial condition.
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
As of June 30, 2022, our executive officers, directors and their affiliates as a group beneficially own approximately 50.9% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
We have accounted for our outstanding warrants as a warrant liability and will be required to determine the value of the warrant liability on a quarterly basis, which could have a material impact on our financial position and operating results.
In the Staff Statement issued by the Staff of the SEC on April 12, 2021, the Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Following the issuance of such Staff Statement, on May 20, 2021, Novus concluded that it was appropriate to restate its previously issued audited balance sheet as of February 8, 2021. A summary of the effect of the restatement on the audited balance sheet was included in the notes to the financial statements filed as part of Novus’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021. The restated balance sheet summary reflects the change in accounting treatment of the public warrants and private warrants issued in connection with its initial public offering in February 2021 (which were previously recorded as a component of equity on the balance sheet) as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the statement of operations for subsequent reporting periods. Under this accounting treatment, we are required to measure the fair value of the warrants on a quarterly basis as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in our operating results for the current period, which could have a material impact on our financial position and operating results. The impact of changes in fair value on earnings, which may be material, may have an adverse effect on the market price of our common stock or our private warrants. As of the date of this Quarterly Report, no public warrants are outstanding.
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
As of June 30, 2022, the Company had warrants outstanding to purchase an aggregate of 14,067,051 shares of common stock. As of August 2, 2022, following the redemption in full of our public warrants, only 5,166,666 of private warrants remain outstanding. In addition, the Company may issue an aggregate of up to 20,862,091 shares of common stock pursuant to our 2022 Equity Incentive Plan, which amount may be subject to increase from time to time. The Company may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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
The Resale S-1 has been filed to discharge our obligations under the Registration Rights Agreement and agreements with the investors in the PIPE. In the aggregate, the number of shares registered for resale hereby equaled 61.0% of the number of shares of our common stock outstanding as of June 30, 2022.
The sale or possibility of sale of these additional securities trading in the public market may negatively impact the market price of our common stock.
Our stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading price of our common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as the following:
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
•adverse resolution of new or pending litigation against us; and

•changes in general market, economic, and political conditions in the United States and global economies or financial markets, including those resulting from inflation, natural disasters, terrorist attacks, acts of war, and responses to such events.
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
Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Our warrants were exercisable for 14,067,051 shares of our common stock at a weighted average exercise price of $11.50 per share as of June 30, 2022. As of August 2, 2022, following the redemption in full of our public warrants, only 5,166,666 of private warrants remain outstanding. The shares of our common stock issued upon exercise of our warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This information required by Item 2 is contained in our Current Report on Form 8-K, as originally filed with the SEC on February 14, 2022 and as subsequently amended on March 31, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.1	Offer Letter, dated April 14, 2022, by and between Energy Vault Holdings, Inc. and David Hitchcock	S-1	001-39982	10.35	May 3, 2022
10.2	Offer Letter, dated May 16, 2022, by and between Energy Vault Holdings, Inc. and Josh McMorrow	10-Q	001-39982	10.7	May 16, 2022
10.3	Amendment to the Energy Storage System Agreement by and between DG Fuels LLC and Energy Vault Inc., dated as of May 10, 2022	10-Q	001-39982	10.6	May 16, 2022
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Energy Vault Holdings, Inc.

Date: August 8, 2022	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ David Hitchcock
Name: David Hitchcock
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)