Form 10-Q
period 2022-09-30
Energy Vault Holdings, Inc.
filed 2022-11-14
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 138,268,342, shares of common stock, par value $0.0001 per share, outstanding as of November 10, 2022.

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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$249,649	$105,125
Restricted cash	25,086	—
Accounts receivable	22,824	—
Contract assets	24,714	—
Prepaid expenses and other current assets	9,421	5,538
Total current assets	331,694	110,663
Property and equipment, net	1,577	11,868
Right-of-Use assets, net	1,378	1,238
Other assets	3,900	1,525
Total Assets	$338,549	$125,294
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$2,801	$1,979
Accrued expenses	3,669	4,704
Contract liabilities, current portion	27,517	—
Long-term finance leases, current portion	37	48
Long-term operating leases, current portion	676	612
Total current liabilities	34,700	7,343
Deferred pension obligation	166	734
Asset retirement obligation	819	978
Contract liabilities, long-term portion	1,500	1,500
Long-term finance leases	23	34
Long-term operating leases	760	662
Warrant liability	271	—
Total liabilities	38,239	11,251
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 85,741 shares authorized, 85,741 shares issued and outstanding at December 31, 2021; liquidation preference of $171,348	—	182,709
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 137,839 shares issued, and 137,839 outstanding at September 30, 2022; 120,568 shares authorized, 20,432 shares issued, and 20,432 outstanding at December 31, 2021	14	—
Additional paid-in capital	424,499	713
Accumulated deficit	(123,988)	(68,966)
Accumulated other comprehensive loss	(215)	(413)
Total stockholders’ equity (deficit)	300,310	(68,666)
Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$338,549	$125,294
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$1,694	$—	$45,555	$—
Operating expenses:
Cost of revenue	1,623	—	2,194	—
Sales and marketing	3,758	169	8,287	443
Research and development	16,731	1,697	36,155	4,920
General and administrative	12,960	3,759	33,434	8,620
Asset impairment	2,828	(11)	2,828	2,733
Loss from operations	(36,206)	(5,614)	(37,343)	(16,716)
Other income (expense)
Interest expense	—	—	(1)	(7)
Change in fair value of warrant liability	6,706	—	2,061	—
Transaction costs	—	—	(20,586)	—
Other income (expense), net	920	(549)	1,205	(1,866)
Loss before income taxes	(28,580)	(6,163)	(54,664)	(18,589)
Provision for income taxes	185	—	358	—
Net loss	$(28,765)	$(6,163)	$(55,022)	$(18,589)

Net loss per share — basic and diluted	$(0.21)	$(0.45)	$(0.46)	$(1.54)
Weighted average shares outstanding — basic and diluted	140,302	13,598	118,560	12,094

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$1	$63	$561	$295
Foreign currency translation gain (loss)	(8)	(596)	(363)	303
Total other comprehensive income (loss)	(7)	(533)	198	598
Total comprehensive loss	$(28,772)	$(6,696)	$(54,824)	$(17,991)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares (1)	Amount	Shares (1)	Amount
Balance at June 30, 2022	—	$—	134,441	$13	$402,004	$(95,223)	$(208)	$306,586
Exercise of stock option	—	—	114	—	95	—	—	95
Exercise of warrants	—	—	2,190	1	14,523	—	—	14,524
Stock based compensation	—	—	—	—	10,894	—	—	10,894
Vesting of RSUs, net of shares withheld for payroll taxes	—	—	1,094	—	(3,017)	—	—	(3,017)
Net loss	—	—	—	—	—	(28,765)	—	(28,765)
Actuarial gain on pension	—	—	—	—	—	—	1	1
Foreign currency translation loss	—	—	—	—	—	—	(8)	(8)
Balance at September 30, 2022	—	$—	137,839	$14	$424,499	$(123,988)	$(215)	$300,310

	Three Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
Balance at June 30, 2021	70,958	$77,341	14,924	$—	$354	$(50,054)		$(967)	$(50,667)
Series B-1 Preferred Stock issuance costs	—	(4)	—	—	—	—		—	—
Issuance of Series C preferred stock for cash	14,783	107,000	—	—	—	—		—	—
Series C Preferred Stock issuance costs	—	(1,479)	—	—	—	—		—	—
Stock based compensation	—	—	5,655	—	307	—		—	307
Net income	—	—	—	—	—	(6,163)		—	(6,163)
Actuarial loss on pension	—	—	—	—	—	—		63	63
Foreign currency translation gain	—	—	—	—	—	—		(596)	(596)
Balance at September 30, 2021	85,741	$182,858	20,579	$—	$661	$(56,217)	$—	$(1,500)	$(57,056)

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity ( Deficit)
	Shares (1)	Amount	Shares (1)	Amount
Balance at December 31, 2021	85,741	$182,709	20,432	$—	$713	$(68,966)	$(413)	$(68,666)
Conversion of convertible preferred stock into common stock in connection with reverse recapitalization	(85,741)	(182,709)	85,741	9	182,700	—	—	182,709
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	27,553	3	191,856	—	—	191,859
Exercise of stock option	—	—	146	1	130	—	—	131
Exercise of warrants	—	—	2,873	1	25,360	—	—	25,361
Stock based compensation	—	—	—	—	26,757	—	—	26,757
Vesting of RSUs, net of shares withheld for payroll taxes	—	—	1,094	—	(3,017)	—	—	(3,017)
Net loss	—	—	—	—	—	(55,022)	—	(55,022)
Actuarial gain on pension	—	—	—	—	—	—	561	561
Foreign currency translation loss	—	—	—	—	—	—	(363)	(363)
Balance at September 30, 2022	—	$—	137,839	$14	$424,499	$(123,988)	$(215)	$300,310

	Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares (1)	Amount	Shares (1)	Amount
Balance at December 31, 2020	63,805	$62,042	14,551	$—	$99	$(37,628)		$(2,098)	$(39,627)
Issuance of Series B-1 preferred stock for cash	7,153	15,320	—	—	—	—		—	—
Series B-1 Preferred Stock issuance costs		(25)	—	—	—	—		—	—
Issuance of Series C preferred stock for cash	14,783	107,000	—	—	—	—		—	—
Series C Preferred Stock issuance costs	—	(1,479)	—	—	—	—		—	—
Exercise of stock option	—	—	373	—	5	—		—	5
Stock based compensation	—	—	5,655	—	557	—		—	557
Net loss	—	—	—	—	—	(18,589)		—	(18,589)
Actuarial gain on pension	—	—	—	—	—	—		295	295
Foreign currency translation gain	—	—	—	—	—	—		303	303
Balance at September 30, 2021	85,741	$182,858	20,579	$—	$661	$(56,217)	$—	$(1,500)	$(57,056)
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

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(55,022)	$(18,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,562	976
Non-cash lease expense	548	319
Non-cash interest income	(217)	—
Stock based compensation	26,757	452
Asset Impairment	2,828	3,236
Change in fair value of warrant liability	(2,061)	—
Change in pension obligation	21	53
Change in asset retirement obligation	(93)	—
Foreign exchange gains and losses	163	100
Change in operating assets	(55,247)	664
Change in operating liabilities	26,966	(1,286)
Net cash used in operating activities	(47,795)	(14,075)
Cash Flows From Investing Activities
Purchase of property and equipment	(679)	(76)
Purchase of convertible notes	(2,000)	—
Net cash used in investing activities	(2,679)	(76)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	131	—
Proceeds from reverse recapitalization and PIPE financing, net	235,940	—
Proceeds from exercise of warrants	7,855	—
Payment of transaction costs related to reverse recapitalization	(20,651)	(469)
Payment of taxes related to net settlement of equity awards	(3,017)	—
Repayment of debt	—	(765)
Proceeds from promissory note	—	125
Payment of finance lease obligations	(51)	(43)
Proceeds from Series B-1 preferred stock, net of issuance costs	—	15,295
Proceeds from Series C preferred stock, net of issuance costs	—	105,520
Proceeds from issue of shares, net of issuance costs	—	5
Net cash provided by financing activities	220,207	119,668
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(123)	723
Net increase in cash, cash equivalents, and restricted cash	169,610	106,240
Cash, cash equivalents, and restricted cash – beginning of the period	105,125	10,051
Cash, cash equivalents, and restricted cash – end of the period	274,735	116,291
Less: Restricted cash at end of period	25,086	—
Cash and cash equivalents - end of period	$249,649	$116,291

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	3	1
Cash paid for interest	1	50
Reclassification of inventory costs	—	10,812
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of redeemable preferred stock into common stock in connection with the reverse recapitalization	182,709	—
Warrants assumed as part of reverse recapitalization	19,838	—
Actuarial gain on pension	561	295
Assets acquired on finance lease	35	43
Purchases of intangible assets recorded in accrued liabilities	—	119
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Energy Vault Holdings, Inc., which together with its subsidiaries is referred to herein as “Energy Vault” or the “Company”, develops sustainable, grid-scale energy storage solutions designed to advance the transition to a carbon free, resilient power grid. The Company’s mission is to identify, develop, and bring to market the most economical, flexible, and sustainable energy storage solutions. To achieve this, the Company delivers turn-key energy storage solutions and energy management software systems to utilities, independent power producers, and large energy users to significantly reduce their levelized cost of energy while maintaining power reliability.
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
The Company’s subsidiary, Energy Vault SA, was formed in December 2017 in Lugano Switzerland to build a full-scale demonstration unit (the “CDU”), and serves as the Company’s research and development hub, and operates as the Company’s international headquarters.
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
Certain Significant Risks and Uncertainties
Prior to 2022, the Company was primarily involved in research and development activities. Currently, the Company continues to devote substantial efforts to product research and development, as well as initial market development. The Company is subject to a number of risks similar to those of other early-stage clean energy companies, including dependence on key individuals, the need for development of commercially viable products, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, protection of proprietary technology, and the need to obtain adequate additional financing to fund the development of its products and technology. These risks could be further complicated by the economic uncertainties described below.
The spread of the COVID-19 virus during 2020 and thereafter, along with inflation concerns, have caused economic uncertainty on a global scale, as well as significant volatility in the U.S. and global financial markets. The COVID-19 pandemic caused delays in the construction of the CDU in Switzerland due to Government mandated temporary stay-at-home and quarantine orders; however, it did not significantly impact the Company’s other core operations such as research and development and fund raising. The extent to which these economic uncertainties impact the Company’s business, operations, and financial results will depend on numerous evolving factors that management may not be able to accurately predict, and which may cause the actual results to differ from the estimates and assumptions that are required to be made in the preparation of condensed financial statements according to Generally Accepted Accounting Principles in the United States (“GAAP”).

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
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of September 30, 2022 and the Company’s results of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit activities, and the cash flows for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any interim period or for any other future year.
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
Warrants
The Company assumed publicly-traded warrants (“Public Warrants”) and private warrants (“Private Warrants”) upon the Closing. The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the condensed consolidated statements of operations.
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
In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment and the transfer of the promised goods or services will be one year or less. As of September 30, 2022, the Company does not have any contracts that contain a significant financing component.
The Company recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time. Over time revenue recognition is based on the use of an output or input method.
Build and Transfer Energy Storage Projects: The Company enters into contracts with utility companies and independent power producers to build and transfer energy storage projects. The Company has entered into contracts to build and transfer battery-based energy storage projects and intends to enter into contracts to build and transfer gravity-based energy storage projects in the future. Each storage project is customized depending on the customer’s energy needs. Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. The Company determines the transaction price based on the consideration expected to be received, which includes estimates of liquidated damages or other variable consideration. Generally, each contract to design and construct an energy storage project contains one performance obligation. Multiple contracts entered into with the same customer and near the same time to construct energy storage projects are combined in accordance with ASC 606. In these situations, the contract prices are aggregated and then allocated to each energy storage project based upon their relative stand-alone selling price.
The Company recognizes revenue over time as a result of the continuous transfer of control of its products to the customer. The continuous transfer of control to the customer is supported by clauses in the contracts that provide enforceable rights to

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company and/or the project is built on the customer’s land that is under the customer’s control.
Revenue for these performance obligations is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Contract costs include all direct materials and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which the facts and changes in circumstances become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will incur.
The Company’s contracts generally provide customers the right to liquidated damages (“LDs”) against Energy Vault in the event specified milestones are not met on time, or certain performance metrics are not met upon or after the substantial completion date. LDs are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is improbable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed. The existence and measurement of liquidated damages may also be impacted by the Company’s judgment about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for LDs is estimated using the expected value of the consideration to be received. If Energy Vault has a claim against the customer for an amount not specified in the contract, such claim is recognized as an increase to the contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by the customer.
Operate Energy Storage Projects: To date, the Company has not recognized any revenue related to providing operation services for its energy storage projects. The method of revenue recognition will be determined once the Company finalizes agreements with its future customers.
Energy Management Software as a Service: To date, the Company has not recognized any revenue related to providing energy management software as a service. The method of revenue recognition will be determined once the Company finalizes agreements with its future customers.
Intellectual Property Licensing: The Company enters into licensing agreements of its intellectual property that are within the scope of ASC 606. The terms of such licensing agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities. The transaction price allocated to the licensing of intellectual property is recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit. The Company’s intellectual property licensing revenue to date is only from one customer, Atlas Renewable LLC (“Atlas”), which was an investor in the Company’s PIPE.
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
Additionally, the contract with Atlas includes variable consideration of $25.0 million due to the Company’s commitment to provide a $25.0 million refundable contribution to Atlas during the construction period of Atlas’ first project. The Company has considered this to be variable consideration as the Company will only be repaid the amount if Atlas’ first project reaches substantial completion and certain performance metrics are met. The Company has determined that it is probable that Atlas will reach substantial completion and meet the performance metrics to repay Energy Vault, therefore

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
the variable consideration has been included in the transaction price. As of September 30, 2022, the Company has contributed $22.5 million of the $25.0 million. The $22.5 million refundable contribution is included in the line item, contract assets, on the condensed consolidated balance sheets.
Royalty Revenue: In connection with entering into intellectual property licensing agreements, the Company also enters into royalty agreements whereby the customer agrees to pay the Company a percentage of the customer’s future sales revenue that is generated by using the Company’s intellectual property. The Company has not recognized any royalty revenue to date, but will recognize royalty revenue at the point in time when the customer’s sales occur.
Other Revenue: In connection with entering into the intellectual property licensing agreement with Atlas, the Company agreed to provide construction support services to Atlas during the periods in which they construct energy storage projects. Energy Vault is reimbursed by Atlas at the Company’s cost to provide these services. Because the construction support services are considered to be an option for the customer to obtain services from the Company, this obligation was considered to be a performance obligation and required an allocation of the transaction price. The transaction price allocated to construction support services and deferred at the inception of the contract was $1.2 million. This amount is recognized as revenue over time using the cost-to-cost measure of progress as that method offers the best depiction of the continuous transfer of services to the customer.
Accounts Receivable
Accounts receivable represents amounts that have been billed to customers and do not bear interest. Receivables are carried at amortized cost. The Company periodically assesses collectability of its receivables from each customer and records an allowance for doubtful accounts for the estimated uncollectible amount when deemed appropriate. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be adjusted. Accounts are written off after all means of collection, including legal action, have been exhausted. As of both September 30, 2022 and December 31, 2021, no allowance for doubtful accounts has been recorded.
Restricted Cash
Restricted cash as of September 30, 2022 was $25.1 million on the Company’s consolidated balance sheet. Substantially all of the restricted cash balance was held by banks as collateral for the Company’s letters of credit.
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
The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Novus was treated as the acquired company for financial reporting purposes. This determination was primarily due to the fact that shareholders of Legacy Energy Vault continue to control Energy Vault after the completion of the Merger. Accordingly, for accounting purposes, the financial statements of the combined entity upon consummation of the Merger represent a continuation of the financial statements of Legacy Energy Vault with the Merger being treated as the equivalent of Legacy Energy Vault issuing shares for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus were recognized at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Merger are presented as those of Legacy Energy Vault and the accumulated deficit of Legacy Energy Vault has been carried forward after Closing.
All periods prior to the Merger have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization.
The number of common stock issued immediately following the consummation of the Merger was as follows (amounts in thousands):

Shares
Legacy Energy Vault stock (1)	106,079
Novus public shares (2)	4,079
Novus sponsor shares (3)	3,975
PIPE shares	19,500
Total shares of Energy Vault common stock immediately after the Merger	133,633
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
NOTE 4. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Licensing of intellectual property	$—	$—
Build and transfer energy storage products	1,153	—
Other	541	—
Total revenue	$1,694	$—

	Nine Months Ended September 30,
	2022	2021
Licensing of intellectual property	$42,884	$—
Build and transfer energy storage products	1,153	—
Other	1,518	—
Total revenue	$45,555	$—
Other revenue includes revenue of $0.2 million and $0.7 million related to the amortization of deferred revenue related to providing construction support services to Atlas during the three and nine months ended September 30, 2022, respectively. Additionally, other revenue includes revenue of $0.3 million and $0.9 million related to cost reimbursements from Atlas for providing construction support services during the three and nine months ended September 30, 2022, respectively.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended September 30, 2022, the Company had two customers that accounted for 68% and 32% of total revenue, respectively. For the nine months ended September 30, 2022, the company had one customer that accounted for 97% of total revenue.
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of September 30, 2022, the amount of the Company’s remaining performance obligations was $211.5 million. The Company generally expects to recognize the majority of the remaining performance obligations as revenue within the next twelve months.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	September 30, 2022	December 31, 2021
Refundable contribution	$22,500	$—
Unbilled receivables	298	—
Retainage	1,916	—
Contract assets	$24,714	$—

Contract liabilities, current portion	$27,517	$—
Contract liabilities, long-term portion	1,500	1,500
Total contract liabilities	$29,017	$1,500
Contract assets consist of a refundable contribution, unbilled receivables, and retainage. Refundable contribution represents the contribution the Company made to Atlas to be used during the construction of its first gravity energy storage system (“GESS”), which will be refunded to the Company upon Atlas’ first GESS obtaining substantial completion. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement. Retainage is not considered to be a significant financing component because the intent is to protect the customer.
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract.
NOTE 5. FAIR VALUE MEASUREMENTS
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 were as follows (amounts in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Money market funds (1)	$5,357	$—	$—	$5,357
Derivative asset — conversion option (2)	—	—	1,025	1,025
Warrant liability (3)	—	—	(271)	(271)

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Money market funds (1)	$5,304	$—	$—	$5,304
Derivative asset — conversion option (2)	—	—	350	350
__________________
(1) Included in the line item cash and cash equivalents on the condensed consolidated balance sheets.
(2) Refer to Note 7 - Convertible Note Receivable for further information.
(3) Refer to Note 10 - Warrants for further information.
NOTE 6. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for an “EV1” tower from a customer that is owned by one of its primary shareholders; the order remains outstanding as of September 30, 2022. The deposit and order were received before the owner of the customer became one of the Company’s primary shareholders and before it was represented on the Company’s board of directors.
For the three and nine months ended September 30, 2022, the Company paid consulting fees of $0.1 million and $0.3 million, respectively, to the father of one of the Company’s executive officers. The Company paid consulting fees of $0.1 million and $0.2 million during the three and nine months ended September 30, 2021.
The Company paid EVx/EV1 prototype construction labor costs of $0.1 million and $0.4 million, respectively, to a company owned by the brother of an employee during the three and nine months ended September 30, 2022. The Company paid EVx/EV1 prototype construction labor costs of $0.1 million and $0.4 million during the three and nine months ended September 30, 2021.
The Company paid marketing costs of $0.3 million and $0.8 million, respectively, to a company who has a director that is also one of the Energy Vault’s executive officers during the three and nine months ended September 30, 2022.
NOTE 7. CONVERTIBLE NOTE RECEIVABLE
In October 2021, the Company entered into a convertible promissory note purchase agreement with DG Fuels, LLC (“DG Fuels”) and purchased a promissory note with a principal balance of $1.0 million (“DG Fuels Tranche 1 Note”). In April 2022, the Company purchased an additional promissory note from DG Fuels with a principal balance of $2.0 million. (“DG Fuels Tranche 2 Note”) (collectively, the “DG Fuels Note”). The convertible promissory note is recorded in other assets in the condensed consolidated balance sheets.
The maturity date of the DG Fuels Note is the earlier of (i) 30 days after a demand for payment is made by the Company at any time after the two year anniversary of the date of issuance of the note; (ii) the four year anniversary of the date of issuance of the note; (iii) five days following a Financial Close (“Financial Close” means a project finance style closing by DG Fuels or its subsidiary of debt and equity capital to finance the construction of that certain biofuel facility currently

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
under development by DG Fuels), or (iv) upon an event of default determined at the discretion of the Company. The DG Fuels Note has an annual interest rate of 10.0%.
The Company intends to hold and convert the DG Fuels Note into the equity securities issued by DG Fuels in its next equity financing round that is greater than $20.0 million at a 20% discount to the issuance price. The principal balance and unpaid accrued interest on the DG Fuels Note will, at the option of the Company, convert into equity securities upon the closing of such next equity financing round.
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative, which requires bifurcation and separate accounting at its estimated fair value under ASC 815 – Derivative and Hedging. The embedded derivative upon the purchase of the DG Fuels Tranche 1 Note was an asset of $0.4 million and the embedded derivative upon the purchase of the DG Fuels Tranche 2 note was an asset of $0.7 million. The estimated fair value of the derivative instruments were recognized as a derivative asset on the condensed consolidated balance sheets, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022 from the DG Fuels Note. Interest income included income from the amortization of the debt discount of $33 thousand and $0.1 million for the three and nine months ended September 30, 2022.
At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2022, there was no change in fair value of the embedded derivative.
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Beginning of period	$1,025	$350
Additions	—	675
Change in fair value	—	—
End of period	$1,025	$1,025
The Company has determined that DG Fuels is a variable interest entity and that the Company has a variable interest in it through the DG Fuels note. The Company is not the primary beneficiary of DG Fuels, and thus is not required to consolidate DG Fuels. The Company’s maximum exposure to loss related to DG Fuels is limited to the Company’s investment of $3.0 million.
NOTE 8. PROPERTY AND EQUIPMENT, NET
As of September 30, 2022 and December 31, 2021, property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2022	December 31, 2021
Brick machines	$1,108	$2,515
Right-of-Use assets – vehicles	169	175
Furniture and equipment	525	176
Leasehold improvements	408	179
Demonstration & test equipment	8,881	11,218
Total property and equipment	11,091	14,263
Less: accumulated depreciation	(9,514)	(2,395)
Property and equipment, net	$1,577	$11,868

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three and nine months ended September 30, 2022, depreciation and amortization related to property and equipment was $5.2 million and $7.6 million, respectively. For the three and nine months ended September 30, 2021, depreciation and amortization related to property and equipment was $0.5 million and $1.0 million, respectively.
The Company recognized impairment charges of $2.8 million for the three and nine months ended September 30, 2022, respectively, related to demonstration and test equipment and brick machines. Due to a change in the facts and circumstances during the three months ended September 30, 2022, the Company completed the dismantling of the CDU by September 30, 2022. This change in the facts and circumstances resulted in the accelerated depreciation and impairment charges recognized during the three months ended September 30, 2022. The Company did not recognize any impairment charges on property and equipment, net during the three and nine months ended September 30, 2021.
NOTE 9. STOCKHOLDERS’ EQUITY
Redeemable Convertible Preferred Stock
Upon the closing of the Merger on February 11, 2022, 85.6 million shares of issued and outstanding redeemable convertible preferred stock were cancelled and converted into 85.6 million shares of Energy Vault common stock based upon an exchange ratio of 6.7735. A total of $182.0 million redeemable convertible preferred stock was reclassified into common stock and additional paid-in-capital on the condensed balance sheet. One shareholder that owned 13,768 shares of Series C preferred stock prior to the Merger, had a delay in the conversion of its shares to common stock and the shares were converted to 93,258 shares of common stock in May 2022.
As of December 31, 2021, the Company’s convertible preferred stock consisted of the following (amounts in thousands and adjusted for Merger exchange ratio):

	Shares Designated	Shares Issued and Outstanding	Liquidation Preference
Series C preferred stock	14,787	14,787	$107,000
Series B-1 preferred stock	14,475	14,475	31,003
Series B preferred stock	14,651	14,651	25,003
Series A-2 preferred stock	5,087	5,087	3,555
Series A-1 preferred stock	6,950	6,950	3,076
Series Seed 2 preferred stock	4,240	4,240	934
Series Seed 1 preferred stock	11,190	11,190	753
Series FR preferred stock	14,361	14,361	25
	85,741	85,741	$171,349
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
NOTE 10. WARRANTS
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
Public Warrants
Through June 30, 2022, 0.7 million Public Warrants had been exercised, resulting in 8.9 million outstanding Public Warrants as of June 30, 2022. On July 1, 2022 the Company announced it would redeem all of its Public Warrants that

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

remained outstanding at 5:00 p.m. New York City time on August 1, 2022 (the “Redemption Date”) for $0.10 per warrant (the “Redemption Price”). The Public Warrant Holders were permitted to exercise their warrants and receive common stock (i) in exchange for a payment in cash of the $11.50 per warrant exercise price, or (ii) on a cashless basis in which the exercising holder received 0.2526 of common stock for each warrant surrendered for exercise. Any Public Warrants that remained unexercised at 5:00 p.m. New York City time on the Redemption Date would be void and no longer exercisable, and the holders of those Public Warrants would be entitled to receive only the redemption price of $0.10 per warrant.
2.2 million shares of common stock were issued upon the cashless exercise of 8.7 million Public Warrants. 0.2 million in unexercised and outstanding Public Warrants as of 5:00 p.m., August 1, 2022 were redeemed at a price of $0.10 per Public Warrant. No Public Warrants remained outstanding as of September 30, 2022.
Private Warrants
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
The following table summarizes the Public and Private Warrants activities for the three and nine months ended September 30, 2022 (amounts in thousands):

	Three Months Ended September 30, 2022
	Public Warrants	Private Warrants	Total Warrants
Beginning of period	8,900	5,167	14,067
Warrants exercised	(8,665)	—	(8,665)
Warrants redeemed	(235)	—	(235)
End of period	—	5,167	5,167

	Nine Months Ended September 30, 2022
	Public Warrants	Private Warrants	Total Warrants
Warrants assumed upon the Closing of the Merger	9,583	5,167	14,750
Warrants exercised	(9,348)	—	(9,348)
Warrants redeemed	(235)	—	(235)
End of period	—	5,167	5,167
The Public Warrants were classified as Level 1 measurements as the Public Warrants had an adequate trading volume to provide reliable indication of value from the Closing of the Merger to the Redemption Date. The Private Warrants were classified as Level 2 from the Closing of the Merger until the Redemption Date because the Private Warrants had similar terms to the Public Warrants. Upon the ceasing of trading of the Public Warrants on the Redemption Date, the fair value measurement of the Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility. A significant increase in the expected volatility in isolation would result in a significantly higher fair value measurement. The Private Warrants were valued at $0.05 per warrant as of September 30, 2022.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table provides the assumptions used to estimate the fair value of the Private Warrants as of September 30, 2022:

September 30, 2022
Common stock price	$5.28
Exercise price	$11.50
Expected term (in years)	4.37
Expected volatility	17.4%
Risk-free interest rate	4.2%
Expected dividend yield	—%
The Public and Private Warrants are measured at fair value on a recurring basis. The following table presents the changes in the fair value of the Company’s Public and Private Warrants liabilities for the three and nine months ended September 30, 2022 (amounts in thousands):

	Three Months Ended September 30, 2022
	Public Warrants	Private Warrants	Total Warrants
Beginning of period	$13,439	$8,060	$21,499
Warrants exercised	(14,499)	—	(14,499)
Warrants redeemed	(23)	—	(23)
Change in fair value	1,083	(7,789)	(6,706)
End of period	$—	$271	$271

	Nine Months Ended September 30, 2022
	Public Warrants	Private Warrants	Total Warrants
Warrant liability assumed upon the Closing of the Merger	$12,938	$6,900	$19,838
Warrants exercised	(17,483)	—	(17,483)
Warrants redeemed	(23)	—	(23)
Change in fair value	4,568	(6,629)	(2,061)
End of period	$—	$271	$271
NOTE 11. STOCK-BASED COMPENSATION
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Stock Option Activity
Stock option activity for the nine months ended September 30, 2022 is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2021 (1)	1,345	$0.79	9.11	$7,024
Stock options granted	—	—	—	—
Stock options exercised	(162)	0.80	—	—
Stock options forfeited, canceled, or expired	(40)	0.80	—	—
Balance as of September 30, 2022	1,143	0.79	8.10	$5,136
Options exercisable as of September 30, 2022	803	0.69	7.77	$3,689
Options vested and expected to vest as of September 30, 2022	1,143	$0.79	8.10	$5,136
__________________
(1) The number of options prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
As of September 30, 2022, total unamortized stock-based compensation expense related to unvested awards that are expected to vest was $0.7 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.94 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of September 30, 2022.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

RSU activity for the nine months ended September 30, 2022 was as follows (in thousands, except per share data):

	Share	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2021 (1)	6,170	$2.11
RSUs granted	13,281	9.08
RSUs forfeited	(516)	5.58
RSUs vested	(4,450)	1.06
Nonvested balance as of September 30, 2022	14,485	$8.02
_________________
(1) The number of RSUs prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
As of September 30, 2022, unrecognized stock-based compensation expense related to these RSUs was $100.5 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 3.34 years.
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
The following table summarizes information about outstanding unvested stock activities for the nine months ended September 30, 2022 (in thousands, except per share data):

	Unvested Common Stock	Weighted Average Grant Date Fair Value per Share
Balances outstanding at December 31, 2021 (1)	5,520	$0.73
New grants or issues	—	—
Common stock vested	(5,520)	0.73
Balances outstanding at September 30, 2022	—	$—
_________________
(1) The number of RSAs prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Sales and marketing	$2,146	$9
Research and development	4,219	184
General and administrative	4,529	9
Total stock-based compensation expense	$10,894	$202

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Sales and marketing	$3,038	$59
Research and development	11,011	339
General and administrative	12,708	54
Total stock-based compensation expense	$26,757	$452
Total stock-based compensation expense for the nine months ended September 30, 2022 includes $7.1 million in expense that was recognized upon the Closing of the Merger, which includes $3.9 million related to RSUs and $3.2 million related to RSAs.
NOTE 12. INCOME TAXES
The Company recorded a tax provision of $0.2 million and $0.4 million for the three and nine months ended September 30, 2022 respectively. The Company did not record any tax provision for the three and nine months ended September 30, 2021. The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets.
NOTE 13. NET LOSS PER SHARE OF COMMON STOCK
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
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30,
	2022	2021
Net loss	$(28,765)	$(6,163)
Weighted-average shares outstanding – basic and diluted (1)	140,302	13,598
Net loss per share – basic and diluted	$(0.21)	$(0.45)

	Nine Months Ended September 30,
	2022	2021
Net loss	$(55,022)	$(18,589)
Weighted-average shares outstanding – basic and diluted (1)	118,560	12,094
Net loss per share – basic and diluted	$(0.46)	$(1.54)
_________________
(1) The weighted-average number of shares prior to the Merger have been retroactively restated to reflect the exchange ratio of 6.7735 established in the Merger.
There are no common stock and convertible preferred stock that were dilutive for the three and nine months ended September 30, 2022 and 2021. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended September 30,
	2022	2021
Private Warrants	5,167	—
Stock options	1,143	1,199
Convertible preferred stock	—	85,741
RSUs	14,485	—
Unvested Common Stock	—	675
Total	20,795	87,615

	Nine Months Ended September 30,
	2022	2021
Private Warrants	5,167	—
Stock options	1,143	1,199
Convertible preferred stock	—	85,741
RSUs	14,485	—
Unvested Common Stock	—	675
Total	20,795	87,615
The 9.0 million shares of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of September 30, 2022, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
NOTE 14. COMMITMENTS AND CONTINGENCIES
In connection with the Company’s licensing agreement with Atlas, the Company agreed to make a refundable contribution to Atlas in the amount up to $25.0 million during the period in which Atlas constructs its first GESS. As of September 30, 2022, the Company has contributed $22.5 million of the $25.0 million. The refundable contribution will be returned to the Company upon Atlas’ first GESS reaching substantial completion and meeting certain performance metrics.
Other Commitments and Contingencies
Letters of Credit: In the ordinary course of business and under certain contracts, the Company is required to post letters of credit for its customers, insurance carriers, and surety bond providers for project performance, and for its vendors for payment guarantees. Such letters of credit are generally issued by a bank or a similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. As of September 30, 2022, there was $24.9 million of letters of credit issued under the Company’s credit facilities. The Company is not aware of any material claims relating to its outstanding letters of credit.
Performance and Payment Bonds: In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2022, there were no outstanding performance and payment bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements for the year ended December 31, 2021, and the related notes included in Amendment No. 1 to the Current Report on Form 8-K filed by us with the SEC on March 31, 2022 (“Amendment No. 1”). This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Our Business
Energy Vault develops sustainable, grid-scale energy storage solutions designed to advance the transition to a carbon free, resilient power grid. Energy Vault’s mission is to identify, develop, and bring to market the most economical, flexible, and sustainable energy storage solutions. To achieve this, Energy Vault delivers turn-key energy storage solutions and energy management software systems to utilities, independent power producers, and large energy users to significantly reduce their levelized cost of energy while maintaining power reliability.
Energy Vault was founded to address one of the greatest impediments to efficient renewable energy adoption — energy storage. Renewable energy solutions struggle to replace fossil fuel power due to intermittency of the generation source and the lack of economic and sustainable energy storage solutions. Variable renewable energy sources such as wind and solar only produce energy when the sun is shining, or when the wind is blowing. Cost-effective energy storage is required to increase the amount of electricity that can be delivered to the grid from renewable energy sources in a balanced way that supports grid integration resiliency during low generation and eliminates over-generation and the risk of changes in energy delivery, or ramp rate. Ramp rate is measured as the percentage of change in energy delivered per second. Power plants are designed to operate within a range where the amount of energy delivered to the grid must always equal the amount of energy that is being consumed. Blackouts and other issues can result when the balance is disrupted, when the energy levels fall out of the set range due to low generation periods, or high energy demand periods. The system also may become overloaded because of abrupt changes in renewable energy generation. Energy storage helps to maintain the balance of energy delivery with energy consumed and to mitigate ramp rate to stay within range and avoid blackouts or other grid resiliency problems.
Energy Vault’s core competencies include:
•EVx: Our proprietary gravity-based energy storage system, which is a technologically and economically viable system that is currently being deployed.
•Energy Vault Solutions (“EVS”): EVS develops our energy management software for maximizing the applications and economic return of diverse energy storage assets, including battery and gravity-based systems.
The Company’s portfolio of market-ready turnkey energy storage solutions currently includes:
•Gravity energy storage systems (“GESS”),
•Battery energy storage systems (“BESS”), and
•Energy management software (“EMS”)
Gravity Energy Storage Systems
Energy Vault’s gravity-based solutions provide long-duration energy storage of four to twelve hours, while providing competitive economics and a lifetime round-trip efficiency (“RTE”) of over 80%. The Company’s gravity-based solutions are based on the well-understood physics and mechanical engineering fundamentals of pumped hydroelectric energy storage, but replace water with custom-made composite blocks, or “mobile masses”, that can be made from low-cost and locally sourced materials, including local soil, mine tailings, coal combustion residuals (coal ash), and end-of-life decommissioned wind turbine blades.
Energy Vault’s gravity-based solutions build upon the core, proven energy storage technology of pumped hydroelectric energy storage and incorporates a simplified building design that is modular, flexible, and not limited by the same topographical/geological constraints of pumped hydroelectric energy storage plants.
Applying the fundamental principles of gravity and potential energy, Energy Vault’s EVx solution combines advanced materials science and proprietary machine-vision software to autonomously orchestrate the charge, storage, and discharge of electricity in grid-scale applications. Energy Vault synthesized technologies from four established industries: crane/elevators, shipping, motor/generator, and materials science. Combining potential and kinetic energy cycles, Energy Vault's systems are automated with advanced computer control and machine vision software to create a gravity energy storage innovation designed to meet the market demand for storage duration of four to twelve hours.
Our storage, when combined with low-cost wind and photovoltaic solar, is designed to achieve an attractive levelized cost of energy delivered. The EVx system can be deployed as stand-alone storage connected to the grid or alongside any generation source, such as wind or solar farms. Energy Vault is focused on enabling cost-effective renewable power on a global scale at a lower cost than existing, fully-depreciated fossil fuel plants, and with high sustainability standards. The potential energy of the system can be stored with the composite blocks in the raised position for unlimited periods of time and with nearly zero expected loss of the storage capacity over time. Additionally, Energy Vault is uniquely positioned to work with traditional fossil fuel companies to help utilities and coal plant operators make a more cost-effective transition to green power by utilizing energy waste materials such as coal ash in the production of the mobile masses that charge our gravity energy storage solutions.
In July 2020, Energy Vault completed mechanical construction of a five MW commercial demonstration unit (“CDU”) located in Arbedo-Castione, Switzerland based on the EV1 Tower design. In July 2020, the CDU was connected to the Swiss national electricity grid. Following the successful commercial scale deployment of the CDU, Energy Vault announced the new EVx platform in 2021 concurrent with its announcement of an investment in Energy Vault from Saudi Aramco Energy Ventures investment. EVx is expected to offer performance enhancements designed to have RTE of over 80%, a 35-year life, and a flexible, modular design that is 45% lower in height than the EV1 Tower design. Round trip efficiency is the ratio between the amount of energy that is delivered from the charged system and the amount of energy that was used to charge the system, expressed as a percentage. For example, a round trip efficiency of 80% means that a system is able to deliver 80% of the energy that was used to charge the system to the end user. It is important to note that no energy storage system is 100% efficient and that there is always a loss of energy in the storage/delivery process.
Battery Energy Storage Systems
Energy Vault’s BESSs have expected lives that range from 10 to 20 years and provide short-duration energy storage of one to four hours. Our BESSs utilize a purpose-built AC block system leveraging an innovative architecture to lower cost, improve performance, and ensure the highest level of project safety. The Company’s BESS integrates hardware components from a diverse network of battery and power electronics manufacturers, and incorporates modular inverters to improve uptime and insulate against the potential consolidated damages of lost capacity. Our battery systems utilize flexible system architecture for long-term asset resiliency as grid conditions and market parameters change, as well as improved augmentation by avoiding reliance on a single manufacturer.
Energy Management Software
The Company launched EVS to provide customers with (i) a technology neutral platform for the integration and delivery of multiple energy storage technologies and (ii) an advanced software energy management system, using artificial intelligence, predictive analytics and software optimization algorithms, to orchestrate the ideal economic dispatching of energy generation and storage assets. EVS is expected to offer EMS as a software as a service, bundled with the sale of energy storage assets, or an energy storage technology license.
Recent Developments
In February 2022, Energy Vault announced a License and Royalty agreement for renewable energy storage with Atlas Renewable LLC (“Atlas”) and its majority investor China Tianying Inc., an international environmental management and waste remediation corporation engaged in smart urban environmental services, resource recycling and recovery, and zero-carbon clean energy technologies. The agreement supports the deployment of Energy Vault’s proprietary gravity energy storage technology and energy management software platform within mainland China and the Special Administrative Regions (“SAR”) of Hong Kong and Macau. Atlas agreed to pay $50.0 million in IP licensing fees, for use and deployment of Energy Vault’s gravity energy storage technology. The Company has collected $45.0 million of the $50.0 million of cash and expects to collect the remaining $5.0 million of cash before the end of 2022. The Company recognized revenue related to this agreement of $0.5 million and $44.4 million during the three and nine months ended September 30, 2022, respectively.
In connection with the Company’s licensing agreement with Atlas, the Company agreed to make a refundable contribution to Atlas in the amount up to $25.0 million during the period in which Atlas constructs its first gravity energy storage system (“GESS”). As of September 30, 2022, the Company has contributed $22.5 million of the $25.0 million. The refundable contribution will be returned to the Company upon Atlas’ first GESS reaching substantial completion and meeting certain performance metrics.
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
On July 1, 2022, Energy Vault delivered a notice of redemption for all of its outstanding public warrants to purchase shares of Energy Vault common stock. After delivering the notice of redemption, 2.2 million shares of common stock were issued upon the cashless exercise of 8.7 million public warrants. 0.2 million in unexercised and outstanding Public Warrants as of August 1, 2022 were redeemed at a price of $0.10 per warrant. No Public Warrants remain outstanding as of September 30, 2022.
In August 2022, the Company entered into two contracts with Jupiter Power (“Jupiter”), a leading battery energy storage developer and owner/operator of utility-scale battery energy storage projects in the United States, whereby Energy Vault will supply equipment, engineering, procurement, construction, balance of plant services, and the energy management software for two of Jupiter’s battery energy storage projects. The projects include a 100 MW (200 MWh) battery energy storage system near Fort Stockton, Texas, which will provide energy and ancillary services to ERCOT, and a 10 MW (20 MWh) system in Carpinteria, California, to provide grid services through participation in the CAISO Resource Adequacy program as well as energy resiliency in southern California. The projects will provide critically needed dispatchable capacity to these electricity markets and are expected to be completed in 2023.
In September 2022, the Company entered into a contract with Wellhead Electric Company, Inc. (“Wellhead”) and W Power, LLC, (“W Power”), a woman-owned business enterprise that has developed and owned power generation facilities in California, whereby Energy Vault will construct a 275.2 MWh battery storage project at W Power’s Energy Reliability Center in Stanton, California. The project is on an accelerated timeline to meet critical power needs for southern California and is expected to be completed by mid-2023.
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
Product Development and Deployment Plan
Energy Vault intends to leverage its technology, competitive strengths, and remediation opportunity to establish its EVx system as a viable solution for short, medium, and long-term renewable energy storage.
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
To date, the only operating energy storage system that utilized Energy Vault’s technologies was the CDU. Energy Vault used the CDU for testing and software improvement until it was dismantled in September 2022. Building on its experience with the CDU, Energy Vault designed its EVx system. The EVx platform is designed to be a scalable, modular product line starting from 40 MWh to multi-GWh to address grid resiliency needs in shorter durations while supporting longer duration and power needs in the event of power outages or powering industrial processes over long periods. There are no commercial installations of Energy Vault’s EVx system at this time.
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
Components of Results of Operations
Revenue
Prior to January 1, 2022, Energy Vault had not recognized any revenue. During the three and nine months ended September 30, 2022, Energy Vault recognized revenue of $1.7 million and $45.6 million, respectively, from the building of energy storage systems and from the licensing of the Company’s intellectual property.
We expect to earn revenue from the sale of energy storage solutions, under four complementary sales programs based on customer preferences.

Under the first program, Storage Asset Owners, the customer owns both the energy storage system and the service, that the system provides (i.e., the energy storage and dispatch of electricity). Energy Vault anticipates that this program will constitute the substantial majority of future sales and that utility companies, independent power producers, and industrial customers that consume large amounts of power or are making a transition to 24/7 renewable power may be interested in being Storage Asset Owners. The Company recognized revenue of $1.2 million during both the three and nine months ended September 30, 2022 related to this sales program.
Under the second program, Storage Service Customers, customers such as community choice aggregators, independent power producers, and utility companies would sign long-term power purchase agreements and/or tolling agreements to purchase power on a fixed dollar per kilowatt on a monthly or hourly basis, while Energy Vault and potentially other equity co-investors would retain an ownership interest in the system. An investment tax credit of up to 30% could be applied against the costs incurred by the Company for U.S. based project installations if Energy Vault decides to combine other renewable energy components into a combined storage project. See the section titled “Risks Related to Government Regulations” in Item 1A. Risk Factors for further details. The Company has not yet recognized any revenue from this sales program.
Under the third program, the customer would enter into a Software as a Service (“SaaS”) agreement with Energy Vault, and would be granted access to Energy Vault’s Energy Management System that helps the economic dispatching of its energy storage and generation assets. The Company has not yet recognized any revenue from this sales program.
Under the fourth program, the Company would enter into intellectual property license and royalty agreements associated with our energy storage technology. The Company recognized revenue of zero and $42.9 million during the three and nine months ended September 30, 2022 related to this sales program.
Operating expenses
Cost of revenue
Cost of revenue consists primarily of subcontractor costs, direct labor, and consulting expenses associated with constructing energy storage systems and providing construction support services to Atlas.
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
Asset Impairment
Energy Vault began building a prototype of the EV1 in March 2020, resulting in the CDU, an EV1 Tower, which was connected to the Swiss national grid in July 2020. Thereafter, through design improvements and refinements of its technology, Energy Vault announced the new EVx platform in 2021 and the Company completed the dismantling of the

CDU by September 2022. The Company has recognized various impairments related to the CDU and production equipment for the EV1 Tower when components have been damaged or become obsolete.
Other income (expense)
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
Key Operating Metrics
Bookings
Bookings represents the total MWhs to be delivered per signed customer contracts, or the total dollar value of signed customer contracts entered into during the specified periods. The following table presents bookings for the periods indicated (amounts in thousands, except MWh amounts):

	Three months ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Bookings [MWh]	495	—	495	495	—	495
Bookings [$]	$206,794	$—	$206,794	$256,794	$—	$256,794
Backlog
Backlog represents the amount of revenue we expect to realize in the future on uncompleted construction contracts, including new contracts under which work has not yet begun, as well as the remaining revenue to be recognized under the Company’s intellectual property licensing agreement with Atlas. As of September 30, 2022, backlog totaled $211.5 million.
The Company expects to realize the majority of the backlog as of September 30, 2022 over the next twelve months. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory, or other delays or cancellations including from economic or other conditions caused by supply chain disruptions, inflation, COVID-19, weather, and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. Customers may postpone or cancel construction projects due to changes in our customer’s spending plans, market volatility, changes in government permitting, regulatory delays, and/or other factors. There can be no assurance as to our customer’s requirements or if actual results will be consistent with our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. The Company’s backlog agrees with the amount of our remaining performance obligations, which are described in Note 4 - Revenue Recognition.

Results of operations
Consolidated Comparison of Three and Nine Months Ended September 30, 2022 to September 30, 2021
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three months ended September 30,			Nine Months Ended September 30,
	2022	2021	$ Change	2022	2021	$ Change
Revenue	$1,694	$—	$1,694	$45,555	$—	$45,555
Operating Expenses:
Cost of revenue	1,623	—	1,623	2,194	—	2,194
Sales and marketing	3,758	169	3,589	8,287	443	7,844
Research and development	16,731	1,697	15,034	36,155	4,920	31,235
General and administrative	12,960	3,759	9,201	33,434	8,620	24,814
Asset impairment	2,828	(11)	2,839	2,828	2,733	95
Loss from operations	(36,206)	(5,614)	(30,592)	(37,343)	(16,716)	(20,627)
Other Income (Expense):
Interest expense	—	—	—	(1)	(7)	6
Change in fair value of warrant liability	6,706	—	6,706	2,061	—	2,061
Transaction costs	—	—	—	(20,586)	—	(20,586)
Other income (expenses), net	920	(549)	1,469	1,205	(1,866)	3,071
Loss before income taxes	$(28,580)	$(6,163)	$(22,417)	$(54,664)	$(18,589)	$(36,075)
Revenue
The Company recognized revenue for the product and service categories as follows for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Licensing of intellectual property	$—	$—
Build and transfer energy storage products	1,153	—
Other	541	—
Total revenue	$1,694	$—
Revenue for the three months ended September 30, 2022 was $1.7 million compared to no revenue for the three months ended September 30, 2021. Revenue for the three months ended September 30, 2022 primarily consisted of $1.2 million related to the building and transferring of energy storage products. This $1.2 million in revenue was earned from Jupiter as the Company began construction on their battery energy storage systems during the three months ended September 30, 2022. Revenue from Jupiter represents 68% of the Company’s total revenue for the three months ended September 30, 2022. Additionally, the Company earned other revenue of $0.5 million from Atlas related to providing construction support services during the three months ended September 30, 2022. Revenue from Atlas represents 32% of the Company’s total revenue for the three months ended September 30, 2022.
The Company recognized revenue for the product and service categories as follows for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Licensing of intellectual property	$42,884	$—
Build and transfer energy storage products	1,153	—
Other	1,518	—
Total revenue	$45,555	$—
Revenue for the nine months ended September 30, 2022 was $45.6 million compared to no revenue for the nine months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 primarily consisted of $42.9 million related to the transfer of intellectual property to Atlas. Additionally, the Company recognized revenue of $1.2 million related to the building and transferring energy storage products to Jupiter and $1.5 million in other revenue related the Company providing construction support services to Atlas during the nine months ended September 30, 2022. Revenue from Atlas represents 97% of the Company’s total revenue for the nine months ended September 30, 2022.
At this point in time, Energy Vault does not expect to enter into many other intellectual property licensing agreements.
Operating expenses
Cost of revenue
Cost of revenue was $1.6 million for the three months ended September 30, 2022 compared to no cost of revenue for the three months ended September 30, 2021. Cost of revenue for the three months ended September 30, 2022 consisted of subcontractor and direct labor costs on the battery storage projects with Jupiter, and direct labor and consulting expenses related to providing construction support services to Atlas.
Cost of revenue was $2.2 million for the nine months ended September 30, 2022 compared to no cost of revenue for the nine months ended September 30, 2021. Cost of revenue for the nine months ended September 30, 2022 consisted of subcontractor and direct labor costs on the battery storage projects with Jupiter, and direct labor and consulting expenses related to providing construction support services to Atlas.
Sales and Marketing
Sales and marketing expenses increased by $3.6 million to $3.8 million for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021. The increase resulted primarily from an increase in personnel-related expenses of $2.9 million and an increase in marketing and public relation costs of $0.3 million. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $2.1 million for the three months ended September 30, 2022, compared to $9 thousand for the three months ended September 30, 2021.
Sales and marketing expenses increased by $7.9 million to $8.3 million for the nine months ended September 30, 2022, compared to $0.4 million for the nine months ended September 30, 2021. The increase resulted primarily from an increase in personnel-related expenses of $4.8 million, an increase in marketing and public relations costs of $2.0 million, and an increase in travel related expenses of $0.4 million. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $3.0 million for the nine months ended September 30, 2022, compared to $0.1 million for the nine months ended September 30, 2021.
Research and Development
Research and development expenses increased by $15.0 million to $16.7 million for the three months ended September 30, 2022, compared to $1.7 million for the three months ended September 30, 2021. The increase resulted primarily from a $6.0 million increase in personnel-related expenses, a $5.1 million increase in depreciation expense, a $2.3 million increase in engineering and development costs, a $0.8 million increase in consultant expenses, and a $0.8 million increase in software costs. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $4.2 million for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021. The increase in depreciation expense primarily relates to depreciation on the CDU and related components.
Research and development expenses increased by $31.3 million to $36.2 million for the nine months ended September 30, 2022, compared to $4.9 million for the nine months ended September 30, 2021. The increase resulted primarily from a $14.9 million increase in personnel-related expenses, a $7.4 million increase in depreciation expense, a $4.6 million increase in engineering and development costs, a $2.3 million increase in software expenses, a $1.0 million increase in consultant expenses, and a $0.7 million increase in travel related expenses. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $11.0 million for the nine months ended September 30, 2022, compared to $0.3 million for the nine months ended September 30, 2021. The increase in depreciation expense primarily relates to depreciation on the CDU and related components.
General and Administrative
General and administrative expenses increased by $9.2 million to $13.0 million for the three months ended September 30, 2022 compared to $3.8 million for the three months ended September 30, 2021. The increase resulted primarily from a $5.7 million increase in personnel-related expenses, a $1.7 million increase in legal and professional fees, a $0.7 million increase in consultant expenses, a $0.4 million increase in insurance costs, and a $0.3 million increase in travel expenses. The increase in personnel costs was due to expanded headcount and an increase in stock-based compensation expense.

Stock-based compensation expense was $4.5 million for the three months ended September 30, 2022, compared to $9 thousand for the three months ended September 30, 2021. The increase in legal and professional fees was attributable to external costs such as accounting, finance, tax, compliance, auditing, legal, and other professional fees associated with becoming a public company.
General and administrative expenses increased by $24.8 million to $33.4 million for the nine months ended September 30, 2022, compared to $8.6 million for the nine months ended September 30, 2021. The increase resulted primarily from a $15.4 million increase in personnel-related expenses, a $4.0 million increase in legal and professional fees, a $1.6 million increase in consultant expenses, a $1.2 million increase in insurance costs, a $1.1 million in travel related expenses, a $0.7 million increase in software expenses, and a $0.5 million increase in employee recruiting costs. The increase in personnel costs was due to expanded headcount and an increase in stock-based compensation expense. Stock-based compensation expense was $12.7 million for the nine months ended September 30, 2022, compared to $54 thousand for the nine months ended September 30, 2021. The increase in legal and professional fees was attributable to external costs such as accounting, finance, tax, compliance, auditing, legal, and other professional fees associated with becoming a public company.
Asset Impairment
Asset impairment was $2.8 million for both the three and nine months ended September 30, 2022, compared to a credit to asset impairment of $11 thousand for the three months ended September 30, 2021 and asset impairment of $2.7 million for the nine months ended September 30, 2021. Asset impairment for the three and nine months ended September 30, 2022 related to the CDU and the brick machines used to manufacture bricks for the EV1 tower design. The Company completed the dismantling of the CDU by September 2022 and is no longer being used as a demonstration unit.
Asset impairment of $2.7 million for the nine months ended September 30, 2021 related to components of the CDU that were damaged. This impairment and other related costs were partially offset by an insurance claim received by the Company. Additionally, other components, which were not previously installed, were reclassified into prepaid expenses and other current asset at their estimated net realizable value during 2021.
Other Income (Expense)
Change in fair value of warrant liability
The Company recognized a gain of $6.7 million related to the change in the fair value of the Company’s warrant liability for the three months ended September 30, 2022 due to a decrease in the fair value of our outstanding warrants as of September 30, 2022 compared to the fair value as of June 30, 2022 or as of the date the warrants were exercised. The Company recognized a gain of $2.1 million related to the change in the fair value of the Company’s warrant liability for the nine months ended September 30, 2022 due to a decrease in the fair value of our outstanding warrants since the Closing of the Merger. The Company did not have any outstanding warrants during the three month and nine month periods ending September 30, 2021.
Transaction costs
The Company did not recognize any transaction costs during the three months ended September 30, 2022. The Company recognized transaction costs of $20.6 million related to the consummation of the Merger during the nine months ended September 30, 2022. The Company did not recognize any transaction costs during 2021.
Other income (expense), net
Other income (expense), net improved by $1.4 million to other income, net of $0.9 million for the three months ended September 30, 2022 compared to other expense, net of $0.5 million for the three months ended September 30, 2021. The improvement resulted primarily from an increase in interest income and positive fluctuations in foreign currency transaction gain and losses.
Other income (expense), net improved by $3.1 million to other income, net of $1.2 million for the nine months ended September 30, 2022 compared to other expense, net of $1.9 million for the nine months ended September 30, 2021. The improvement resulted primarily from an increase in interest income and positive fluctuations in foreign currency transaction gain and losses.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the issuance and sale of equity and the proceeds from the Merger and the PIPE.

Merger and PIPE
Energy Vault completed the Merger and PIPE on February 11, 2022, pursuant to which we received net proceeds of $191.0 million.
Short-Term Liquidity
As of September 30, 2022, we had $274.7 million of cash, cash equivalents, and restricted cash, representing an increase of $169.6 million from cash, cash equivalents, and restricted cash of $105.1 million at December 31, 2021. As of September 30, 2022, the Company had $25.1 million in restricted cash. Substantially all of the restricted cash balance was held by banks as collateral for the Company’s letters of credit. The Company did not have any restricted cash of December 31, 2021.
Management believes that its cash, cash equivalents, and restricted cash on hand as of September 30, 2022 will be sufficient to fund our operating activities for at least the next twelve months without regard to any cash proceeds we received or may in the future receive upon the exercise for cash of our warrants. The exercise price for any of our private warrants is $11.50 per warrant, subject to certain specified adjustments. To the extent that the price of our common stock exceeds $11.50 per share, it is more likely that our private warrant holders will exercise their warrants. To the extent that the price of our common stock declines, including a decline below $11.50 per share, it is less likely that our private warrant holders will exercise their warrants.
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
Contractual Obligations
Our principal commitments as of September 30, 2022 consisted primarily of obligations under operating leases, finance leases, deferred pensions, a refundable contribution to Atlas, and issued purchase orders.
The Company committed to make a $25.0 million refundable contribution to Atlas during the period in which it constructs its first GESS, and will be refunded to the Company upon Atlas’ first GESS reaching substantial completion and meeting certain performance metrics. As of September 30, 2022, the Company has remitted to Atlas $22.5 million of the $25.0 million. Our non-cancellable purchase obligations as of September 30, 2022 totaled approximately $23.9 million.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(47,795)	$(14,075)
Net cash used in investing activities	(2,679)	(76)
Net cash provided by financing activities	220,207	119,668
Effects of exchange rate changes on cash	(123)	723
Net increase in cash	$169,610	$106,240
Operating Activities
During the nine months ended September 30, 2022 and 2021, cash used in operating activities totaled $47.8 million and $14.1 million, respectively. During the nine months ended September 30, 2022, cash used in operating activities was negatively impacted by a net loss of $55.0 million and an increase in operating assets of $55.2 million. The change in operating assets was primarily due to a $24.7 million increase in contract assets, a $22.8 million increase in accounts receivable, and a $7.7 million increase in prepaid expenses and other current assets. Operating cash flows were positively impacted by non-cash charges of $35.5 million and a $27.0 million increase in operating liabilities. The non-cash charges primarily consisted of $26.8 million in stock-based compensation expense, $7.6 million in depreciation and amortization expense, and $2.8 million in asset impairments. The increase in operating liabilities primarily consisted of a $27.5 million increase in contract liabilities.
During the nine months ended September 30, 2021, cash used in operating activities of $14.1 million was negatively impacted by a net loss of $18.6 million and a $1.3 million decrease in operating liabilities. The decrease in operating liabilities resulted from a decrease in accounts payable and accrued expenses. Operating cash flows were positively impacted by non-cash charges of $5.1 million and a $0.7 million increase in operating assets. Non-cash charges primarily consisted of $3.2 million related to the write-down of inventory, $1.0 million in depreciation and amortization expense, $0.3 million in non-cash lease expenses, and $0.5 million in stock-based compensation expense.
Investing Activities
During the nine months ended September 30, 2022 and 2021, cash used in investing activities totaled $2.7 million and $76 thousand, respectively. Cash used in investing activities for the nine months ended September 30, 2022 consisted of $2.0 million for the purchase of a convertible note and $0.7 million for the purchase of property and equipment.
Cash used in investing activities for the nine months ended September 30, 2021 consisted of purchases of property and equipment.
Financing Activities
During the nine months ended September 30, 2022 and 2021, cash provided by financing activities totaled $220.2 million and $119.7 million, respectively. For the nine months ended September 30, 2022, cash provided by financing activities was primarily attributable to $235.9 million in proceeds from the reverse recapitalization and PIPE financing, net, and $7.9 million in proceeds from the exercise of warrants. Partially offsetting these cash inflows was $20.7 million in transaction cost payments related to the reverse recapitalization and $3.0 million in tax payments related to the net settlement of equity awards.
During the nine months ended September 30, 2021, cash provided by financing activities was primarily attributable to $105.5 million in net proceeds from the issuance of Series C preferred stock and $15.3 million in net proceeds from the issuance of Series B-1 preferred stock. Partially offsetting these cash inflows was $0.8 million in debt repayments and $0.5 million in payments related to Merger transaction costs.
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

The following table provides a reconciliation from non-GAAP adjusted EBITDA to GAAP net loss, the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss (GAAP)	$(28,765)	$(6,163)	$(55,022)	$(18,589)
Non-GAAP Adjustments:
Interest income, net	(1,024)	(21)	(1,355)	(36)
Income tax expense	185	—	358	—
Depreciation and amortization	5,158	529	7,562	976
Stock-based compensation expense	10,894	202	26,757	452
Change in fair value of warrant liability	(6,706)	—	(2,061)	—
Transaction costs	—	—	20,586	—
Asset impairment	2,828	(11)	2,828	2,733
Foreign exchange (gains) and losses	219	550	163	1,889
Adjusted EBITDA (non-GAAP)	$(17,211)	$(4,914)	$(184)	$(12,575)
We present adjusted EBITDA, which is net loss excluding adjustments that are outlined in the quantitative reconciliation provided above, as a supplemental measure of our performance and because we believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. The items excluded from adjusted EBITDA are excluded in order to better reflect our continuing operations.
In evaluating adjusted EBITDA, one should be aware that in the future we may incur expenses similar to the adjustments noted above. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these types of adjustments. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss, operating loss, or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.
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

Off-Balance Sheet Commitments and Arrangements
The Company has not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC as of September 30, 2022.
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
The Company identifies performance obligations in our contracts with customers. The transaction price is determined based on the amount which the Company expects to be entitled to in exchange for providing the promised goods and services to the customer. The transaction price in the contract is allocated to each distinct performance obligation on a relative standalone selling price basis. Revenue is recognized when performance obligations are satisfied. When a part or all of a transaction price is considered to be variable, an estimate of the constrained transaction price is recognized. Changes in variable consideration may result in an increase or a decrease to revenue.
Building Energy Storage Projects: The Company enters into contracts with utility companies and independent power producers to build energy storage projects. The Company has entered into battery-based energy storage projects and intends to enter into gravity-based energy storage projects in the future. Each storage project is customized depending on the customer’s energy needs. Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. The Company determines the transaction price based on the consideration expected to be received, which includes estimates of liquidated damages or other variable consideration. Generally, each contract to design and construct an energy storage project contains one performance obligation. Multiple contracts entered into with the same customer and near the same time to construct energy storage projects are combined in accordance with ASC 606. In these situations, the contract prices are aggregated and then allocated to each energy storage project based upon their relative stand-alone selling price.
The Company recognizes revenue over time as a result of the continuous transfer of control of its products to the customer. The continuous transfer of control to the customer is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company and/or the project is built on the customer’s land that is under the customer’s control.
Revenue for these performance obligations is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Contract costs include all direct materials and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which the facts and changes in circumstances become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will incur.
The Company’s contracts generally provide customers the right to liquidated damages (“LDs”) against Energy Vault in the event specified milestones are not met on time, or certain performance metrics are not met upon or after the substantial completion date. LDs are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is improbable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed. The existence and measurement of liquidated damages may also be impacted by the Company’s judgment about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for LDs is estimated using the expected value of the consideration to be received. If Energy Vault has a claim against the customer for an amount not specified in the contract, such claim is recognized as an increase to the contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by the customer.
Intellectual Property Licensing: The Company enters into licensing agreements of its intellectual property that are within the scope of ASC 606. The terms of such licensing agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities. The transaction price allocated to the licensing of intellectual property is recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit.
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
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of September 30, 2022, we had an accumulated deficit of $124.0 million, and net losses of $31.4 million for the year ended December 31, 2021 and $55.0 million for the nine months ended September 30, 2022. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future and, even if we begin to record revenue, there is no guarantee that we will become profitable. Our ability to achieve profitability in the future will depend on a number of factors, including:
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
Additionally, there could be a material adverse effect on our operating results and our cash flows to the extent we own and operate our energy storage systems for the benefit of customers who choose the Storage Services Customers program. For example, we would not expect to receive any payments from the customer until the system is completed and expenses relating to insurance premiums, personnel and our interest payments under debt agreements would be increased, and such increases may be material. We could also be required to provide ongoing maintenance and repair services or could face liability for any damages or injuries if the system malfunctions. Additionally, we would be subject to the risks of termination of the agreement by the customer and the inability to replace the customer would result in the system failing to generate revenue. We may also incur liabilities as a result of a performance failure or other breach of our obligations in connection with the operation of the system
We may also be subject to additional legal and regulatory restrictions to the extent we own and operate an energy storage system, including relating to the transmission of energy. Such legal and regulatory restrictions could increase the costs of compliance and potentially subject us to threatened or actual litigation or administrative proceedings, each of which could have a material adverse effect on our business, operating results and financial condition.
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
Our operations are international, and we continue to expand our business internationally as we seek to partner with customers, suppliers and other partners around the world. We currently have operations in Switzerland, and our signed purchase order and letters of intent are with counterparties around the world. Managing further international expansion will require additional resources and controls including additional manufacturing and assembly facilities. Any expansion internationally could subject our business to risks associated with international operations, including:
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
Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on our systems in the future. Due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood that escalation of tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. Any attempts by cyber attackers to disrupt our services or systems, if successful, could harm our business, introduce liability to data subjects, result in the misappropriation of funds, be expensive to remedy and damage our reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks (such as the May 2021 cyber-attacks with Colonial Pipeline). Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm our reputation, brand and ability to attract customers.
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
If we complete future acquisitions, we may not ultimately strengthen our competitive position or achieve our goals and business strategy. We may be subject to claims or liabilities assumed from an acquired company, product, or technology; acquisitions we complete could be viewed negatively by our customers, investors, and securities analysts; and we may incur costs and expenses necessary to address an acquired company’s failure to comply with laws and governmental rules and regulations. Additionally, we may be subject to litigation or other claims in connection with the acquired company, including claims from terminated employees, former stockholders or other third parties, which may differ from or be more significant than the risks our business faces. If we are unsuccessful at integrating future acquisitions in a timely manner, or the technologies and operations associated with such acquisitions, our revenue and operating results could be adversely affected. Any integration process may require significant time and resources, which may disrupt our ongoing business and divert management’s attention, and we may not be able to manage the integration process successfully or in a timely manner. We may not successfully evaluate or utilize the acquired technology or personnel, realize anticipated synergies from the acquisition, or accurately forecast the financial impact of an acquisition transaction and integration of such acquisition, including accounting charges and any potential impairment of goodwill and intangible assets recognized in connection with such acquisitions. We may have to pay cash, incur debt, or issue equity or equity-linked securities to pay for any future acquisitions, each of which could adversely affect our financial condition or the market price of our common stock. Furthermore, the sale of equity or issuance of equity-linked debt to finance any future acquisitions could result in dilution to our stockholders. The occurrence of any of these risks could harm our business, operating results, and financial condition.
We expect to continue incurring significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.
We expect to continue incurring increased legal, accounting, administrative and other costs and expenses as a public company that Legacy Energy Vault did not incur as a private company. We expect such costs and increases to be increased further after we are no longer an emerging growth company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. In addition, expenses associated with SEC reporting requirements are being incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a significant deficiency or material weaknesses in the internal control over financial reporting), we could incur additional costs to rectify those issues, and the existence of those issues could adversely affect our reputation or investor perceptions.
In addition, we maintain director and officer liability insurance, which has substantial premiums. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
As a private company, Legacy Energy Vault did not endeavor to establish and maintain public company-quality internal control over financial reporting. If we fail to maintain proper and effective internal control over financial reporting as a public company, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of the Sarbanes-Oxley Act, the report by management on internal control over financial reporting is on our financial reporting and internal controls (as accounting acquirer). As a private company, Legacy Energy Vault was not previously required to conduct an internal control evaluation and assessment. The rules governing the standards that must be met for management to assess internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the Sarbanes-Oxley Act, the requirements of being a reporting company under the Exchange Act and any complex accounting rules in the future, we may need to upgrade our legacy information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff.
If we are unable to hire the additional accounting and finance staff necessary to comply with these requirements, it may need to retain additional outside consultants. If we, or our independent registered public accounting firm, are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting, which could negatively impact the market price of our common stock.
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
Energy and environmental regulation is constantly changing, and policy or changes in enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). These changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business. The Company’s Project Development Group conducts required environmental impact and sustainability studies prior to any storage project commitment.
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
As of September 30, 2022, our executive officers, directors and their affiliates as a group beneficially own approximately 41.5% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
On May 20, 2021, Novus concluded that it was appropriate to restate its previously issued audited balance sheet as of February 8, 2021, and as part of such process, Novus identified a material weakness in its internal control over financial reporting, including the valuation of the warrants. Additionally, on November 14, 2021, Novus concluded that it was appropriate to restate its previously issued unaudited financial statements for the periods ended March 31, 2021 and June 30, 2021, and as part of such process, Novus identified an additional material weakness in its internal control over financial reporting resulting from the improper valuation of its Class A common stock subject to possible redemption. As the accounting acquirer in the business combination, we inherited this material weakness and the warrants. We cannot assure as to when these material weaknesses will be remediated.
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
We cannot assure you that there will not be additional material weaknesses in our internal control over financial reporting now or in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if additional material weaknesses in our internal control over financial reporting are identified, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

The Company’s failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could negatively impact its business.
As a public company, we are required to provide management’s attestation on internal controls. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If the Company is not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
The Company qualifies as an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
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
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage the current transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which results in less time being devoted to the management and growth of our business. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that the Company will be required to expand its employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

The Resale S-1 has been filed to discharge our obligations under the Registration Rights Agreement and agreements with the investors in the PIPE. In the aggregate, the number of shares registered for resale hereby equaled approximately 60.0% of the number of shares of our common stock outstanding as of September 30, 2022.
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
Our warrants were exercisable for 14,067,051 shares of our common stock at a weighted average exercise price of $11.50 per share as of June 30, 2022. As of August 2, 2022, following the redemption in full of our public warrants, only 5,166,666 of private warrants remain outstanding. The shares of our common stock issued upon exercise of our private warrants will result in dilution to the then existing holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This information required by Item 2 is contained in our Current Report on Form 8-K, as originally filed with the SEC on February 14, 2022 and as subsequently amended on March 31, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
2022 Employment Inducement Award Plan
On November 14 2022, the Company’s board of directors approved the adoption of the Energy Vault Holdings, Inc. 2022 Employment Inducement Award Plan (the “Inducement Award Plan”), which was adopted by the Company’s board of directors without stockholder approval pursuant to NYSE Rule 303A.08 of the New York Stock Exchange listing rules (“Rule 303A.08”). In accordance with Rule 303A.08, awards under the Inducement Award Plan may only be made to a newly hired employee who has not previously been a member of the Company’s board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company or a subsidiary, as a material inducement to the employee’s entering into employment with the Company or its subsidiary. An aggregate of 8,000,000 shares of the Company’s common stock have been reserved for issuance under the Inducement Award Plan.
Compensation Arrangements
Robert Piconi
On November 11, 2022, the Company and Robert Piconi, the Company’s President and Chief Executive Officer entered into a new employment agreement (the “Employment Agreement”), pursuant to which Mr. Piconi will continue to serve as the Company’s President and Chief Executive Officer. The Employment Agreement supersedes the terms of his prior employment agreement with the Company.

Pursuant to the Employment Agreement, Mr. Piconi will receive an annual base salary of $690,000 and is also eligible to receive an annual discretionary bonus award targeted at 100% of his then-current base salary. Mr. Piconi is also entitled to receive annual equity awards at a target level at least equal to four times the sum of his base salary plus target bonus. Upon a change in control, 100% of all time-based equity wards will become fully vested and 50% of all then unvested performance-based equity awards will become immediately vested.
Under the terms of the Employment Agreement, in the event of a termination by the Company without cause or due to his disability or by Mr. Piconi for good reason, or due to Mr. Piconi’s death, each within the meaning of and under the Employment Agreement (each, a “Qualifying Termination”), Mr. Piconi will be entitled to receive (i) an amount in cash equal to one times base salary and his target bonus, (ii) any earned but unpaid bonus for the year prior to the year of termination, and (iii) up to 12 months of continued medical, dental or vision coverage pursuant to COBRA. Additionally, 50% of any equity-based awards that vest solely based on continued service would become immediately vested and with respect to any awards that vest based on the attainment of performance conditions, 50% of such awards would become immediately vested at the target level of performance and 50% of such awards would remain outstanding and eligible to vest based on the attainment of the applicable performance conditions until the earlier of (i) the end of the original performance period and (ii) the second anniversary of the date of termination. Furthermore, Mr. Piconi’s right to exercise any stock options would be extended for two years from the date of termination (subject to earlier termination in a change in control and upon the final expiration date of the option).
If the Qualifying Termination occurs within 90 days prior to, or within 18 months following, a change in control of the company, then, in lieu of the payments and benefits set forth above, Mr. Piconi will be entitled to receive (i) an amount in cash equal to two times his base salary plus 1.5 times his target bonus, (ii) any earned but unpaid bonus for the year prior to the year of termination, and (iii) up to 18 months of continued medical, dental or vision coverage pursuant to COBRA. Additionally, any unvested equity-based awards will become vested (with any performance-based conditions measured at target level of performance). Furthermore, Mr. Piconi’s right to exercise any stock options would be extended for two years from the date of termination (subject to earlier termination in a change in control and upon the final expiration date of the option).
Mr. Piconi is also subject to non-competition and non-solicitation restrictions that last for 12 months post-termination.
The summary description of Mr. Piconi’s offer letter set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the offer letter, a copy of which will be filed herewith.
Jan Kees Van Gaalen
The Company also entered into an offer letter agreement with Jan Kees Van Gaalen pursuant to which he will be employed as the Company’s Chief Financial Officer, effective as of November 16, 2022. The offer letter provides for at-will employment. Mr. van Gaalen’s annual base salary will be $375,000. Mr. van Gaalen will be eligible to receive an annual cash bonus targeted at 100% of his annual base salary.
In addition, subject to approval by the Company’s board of directors or its compensation committee and upon commencement of the employment, Mr. van Gaalen is entitled to receive a restricted stock unit award covering 250,000 shares of the Company’s common stock pursuant to the Company’s 2022 Equity Incentive Plan (“2022 Plan”). Additionally, subject to approval by the Company’s board of directors or its compensation committee, Mr. van Gaalen is entitled to receive a restricted stock unit award covering 350,000 shares of the Company’s common stock pursuant to the Company’s 2022 Plan which will vest (subject to continued service) based on the attainment of performance-based objectives during the period beginning on the first anniversary of the grant date and ending on the fourth anniversary of the grant date. 50% of the unvested portion of the Initial RSU Award will vest upon a termination of employment by the Company without cause or resignation for good reason.
Under the terms of this offer letter, in the event of a termination by the Company without cause or by Mr. van Gaalen for good reason, each within the meaning of and under the offer letter, Mr. van Gaalen will be entitled to receive (i) an amount in cash equal to one times base salary (or, if the termination occurs within 18 months following a change in control, 1.5 times the sum of his base salary and target annual bonus), (ii) a pro-rated target bonus for the year of termination, (iii) accelerated vesting of all unvested equity awards, if such termination occurs within 18 months following a change in control, and (iv) up to 18 months of continued medical, dental or vision coverage pursuant to COBRA. Mr. van Gaalen is also entitled to receive a tax gross-up payment for California state or non-US income taxes.
Mr. van Gaalen is also subject to non-solicitation restrictions that last for 12 months post-termination.
The summary description of Mr. van Gaalen’s offer letter set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the offer letter, a copy of which will be filed herewith.

Marco Terruzzin
On November 10, 2022, the Company and Marco Terruzzin, the Company’s Chief Commercial and Product Officer entered into a new employment agreement (the “Terruzzin Employment Agreement”), pursuant to which Mr. Terruzzin will continue to serve as the Company’s Chief Commercial and Product Officer. The Terruzzin Employment Agreement supersedes the terms of his prior employment agreement with the Company.
The Terruzzin Employment Agreement provides for at-will employment. Mr. Terruzzin’s annual base salary will be $375,000. Mr. Terruzzin will also be eligible to receive an annual cash bonus targeted at 50% of his annual base salary.
Under the terms of the Terruzzin Employment Agreement, in the event of a termination by the Company without cause or by Mr. Terruzzin for good reason, each within the meaning of and under the employment agreement, Mr. Terruzzin will be entitled to receive (i) an amount in cash equal to one times base salary (or, if the termination occurs within 18 months following a change in control, 1.5 times the sum of his base salary and target annual bonus), (ii) a pro-rated target bonus for the year of termination, (iii) accelerated vesting of all unvested equity awards if such termination occurs within 18 months following a change in control, and (iv) up to 18 months of continued medical, dental or vision coverage pursuant to COBRA.
Mr. Terruzzin is also subject to non-solicitation restrictions that last for 12 months post-termination.
The summary description of the Terruzzin Employment Agreement set forth above does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreement, a copy of which will be filed herewith.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
10.1#**	Offer Letter, dated November 11, 2022, by and between Energy Vault Holdings, Inc. and Robert Piconi
10.2#**	Offer Letter, dated November 14, 2022, by and between Energy Vault Holdings, Inc. and Jan Kees Van Gaalen
10.3#**	Offer Letter, dated November 10, 2022, by and between Energy Vault Holdings, Inc. and Energy Terruzzin
10.4#	Amendment to the Energy Storage System Agreement by and between DG Fuels LLC and Energy Vault Inc., dated as of May 10, 2022	10-Q	001-39982	10.6	May 16, 2022
10.5#**	2022 Employment Inducement Award Plan
10.6#**	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan
10.7#**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan
10.8#**	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Equity Incentive Plan
10.9#**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_____________________
#     Indicates management contract or compensatory plan or arrangement.
** Filed herewith
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

Energy Vault Holdings, Inc.

Date: November 14, 2022	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ David Hitchcock
Name: David Hitchcock
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)