Form 10-Q
period 2023-03-31
Energy Vault Holdings, Inc.
filed 2023-05-10
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 141,908,455, shares of common stock, par value $0.0001 per share, outstanding as of May 4, 2023.

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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$114,556	$203,037
Restricted cash	82,417	83,145
Accounts receivable, net of allowance for credit losses of $10 and $— as of March 31, 2023 and December 31, 2022, respectively	4,100	37,460
Contract assets, net of allowance for credit losses of $1,094 and $— as of March 31, 2023 and December 31, 2022, respectively	29,149	28,978
Inventory	4,899	4,378
Customer financing receivable, current portion, net of allowance for credit losses of $187 and $— as of March 31, 2023 and December 31, 2022, respectively	1,313	1,500
Advances to suppliers	95,341	24,327
Prepaid expenses and other current assets	6,779	7,242
Total current assets	338,554	390,067
Property and equipment, net	14,784	3,044
Operating lease right-of-use assets	1,266	1,442
Customer financing receivable, long-term portion, net of allowance for credit losses of $1,059 and $— as of March 31, 2023 and December 31, 2022, respectively	7,415	8,260
Other assets	20,442	13,900
Total Assets	$382,461	$416,713
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$8,427	$60,315
Accrued expenses	19,490	14,749
Contract liabilities, current portion	86,027	49,434
Lease liabilities, current portion	825	825
Total current liabilities	114,769	125,323
Deferred pension obligation	734	890
Asset retirement obligation	444	560
Contract liabilities, long-term portion	1,500	1,500
Other long-term liabilities	529	727
Total liabilities	117,976	129,000
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 141,392 issued and outstanding at March 31, 2023; 138,530 issued and outstanding at December 31, 2022	14	14
Additional paid-in capital	445,870	435,852
Accumulated deficit	(180,796)	(147,265)
Accumulated other comprehensive loss	(603)	(888)
Total stockholders’ equity	264,485	287,713
Total Liabilities and Stockholders’ Equity	$382,461	$416,713
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$11,422	$42,884
Operating expenses:
Cost of revenue	9,003	—
Sales and marketing	4,574	2,580
Research and development	11,241	9,661
General and administrative	19,546	9,806
Income (loss) from operations	(32,942)	20,837
Other income (expense):
Interest expense	(1)	(1)
Change in fair value of warrant liability	—	(20,237)
Transaction costs	—	(20,586)
Other income, net	1,776	36
Loss before income taxes	(31,167)	(19,951)
Provision for income taxes	—	128
Net loss	$(31,167)	$(20,079)

Net loss per share — basic and diluted	$(0.22)	$(0.25)
Weighted average shares outstanding — basic and diluted	139,669	80,806

Other comprehensive income (loss) — net of tax
Actuarial gain on pension	$164	$278
Foreign currency translation gain (loss)	121	(94)
Total other comprehensive income	285	184
Total comprehensive loss	$(30,882)	$(19,895)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	138,530	$14	$435,852	$(147,265)	$(888)	$287,713
Adoption of ASU 2016-13	—	—	—	(2,364)	—	(2,364)
Exercise of stock option	43	—	35	—	—	35
Stock based compensation	—	—	13,716	—	—	13,716
Vesting of RSUs, net of shares withheld for payroll taxes	2,819	—	(3,733)	—	—	(3,733)
Net loss	—	—	—	(31,167)	—	(31,167)
Actuarial gain on pension	—	—	—	—	164	164
Foreign currency translation gain	—	—	—	—	121	121
Balance at March 31, 2023	141,392	$14	$445,870	$(180,796)	$(603)	$264,485

	Three Months Ended March 31, 2022
	Convertible Preferred Stock		Common Stock		Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,741	$182,709	20,432	$—	—	$—	$713	$(68,966)	$(413)	$(68,666)
Conversion of convertible preferred stock into common stock in connection with reverse recapitalization	(85,648)	(182,034)	85,648	9	—	—	182,025	—	—	182,034
Reclassification of convertible preferred stock to stockholders’ equity	(93)	(675)	—	—	93	675	—	—	—	675
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	27,553	4	—	—	191,856	—	—	191,860
Exercise of stock option	—	—	—	—	—	—	25	—	—	25
Stock based compensation	—	—	—	—	—	—	9,202	—	—	9,202
Net income	—	—	—	—	—	—	—	(20,079)	—	(20,079)
Actuarial gain on pension	—	—	—	—	—	—	—	—	278	278
Foreign currency translation loss	—	—	—	—	—	—	—	—	(94)	(94)
Balance at March 31, 2022	—	$—	133,633	$13	93	$675	$383,821	$(89,045)	$(229)	$295,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(31,167)	$(20,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209	1,218
Non-cash interest income	(334)	(16)
Stock based compensation	13,716	9,202
Change in fair value of warrant liability	—	20,237
Change in pension obligation	—	7
Change in asset retirement obligation	(119)	19
Provision (benefit) for credit losses	(14)	—
Foreign exchange gains and losses	170	19
Change in operating assets	(35,504)	(32,550)
Change in operating liabilities	(17,729)	5,132
Net cash used in operating activities	(70,772)	(16,811)
Cash Flows From Investing Activities
Purchase of property and equipment	(11,635)	(83)
Purchase of equity securities	(6,000)	—
Net cash used in investing activities	(17,635)	(83)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	35	25
Proceeds from reverse recapitalization and PIPE financing, net	—	235,940
Payment of transaction costs related to reverse recapitalization	—	(20,651)
Payment of taxes related to net settlement of equity awards	(800)	—
Payment of finance lease obligations	(10)	(10)
Net cash provided by (used in) financing activities	(775)	215,304
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(27)	(17)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(89,209)	198,393
Cash, cash equivalents, and restricted cash – beginning of the period	286,182	105,125
Cash, cash equivalents, and restricted cash – end of the period	196,973	303,518
Less: Restricted cash at end of period	82,417	—
Cash and cash equivalents - end of period	$114,556	$303,518

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	—	1
Cash paid for interest	1	23
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of redeemable preferred stock into common stock in connection with the reverse recapitalization	—	182,034
Warrants assumed as part of reverse recapitalization	—	19,838
Actuarial gain on pension	164	278
Property and equipment financed through accounts payable	4,021	137
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Energy Vault Holdings, Inc., which together with its subsidiaries is referred to herein as “Energy Vault” or the “Company”, is a grid-scale energy storage company that is driving a faster transition to more pervasive renewable power by solving the intermittence issues that are inherent to the most prevalent forms of renewable power, solar and wind. The Company’s mission is to provide energy storage solutions to accelerate the global transition to renewable energy.
Energy Vault was originally incorporated under the name Novus Capital Corporation II (“Novus”) as a special purpose acquisition company in the state of Delaware in September 2020 with the purpose of effecting a merger with one or more operating businesses. On September 8, 2021, Novus announced that it had entered into a definitive agreement for a business combination (the “Merger Agreement”) with Energy Vault, Inc. (“Legacy Energy Vault”) that would result in Legacy Energy Vault becoming a wholly owned subsidiary of Novus (the “Merger”). Upon the closing of the Merger on February 11, 2022 (the “Closing”), Novus was immediately renamed to “Energy Vault Holdings, Inc.” The Merger between Novus and Legacy Energy Vault was accounted for as a reverse recapitalization in accordance with United States Generally Accepted Accounting Principles (“GAAP”). See Note 3 - Reverse Capitalization for more information.
Throughout the notes to the consolidated condensed financial statements, unless otherwise noted, the “Company,” “we,” “us,” or “our” and similar terms refer to Legacy Energy Vault and its subsidiaries prior to the consummation of the Merger, and Energy Vault and its subsidiaries after the consummation of the Merger.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared on an accrual basis of accounting in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2022. The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the consolidated financial statements of the Company as of that date.
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of March 31, 2023 and the Company’s results of operations and comprehensive loss, convertible preferred stock and stockholders’ equity activities, and the cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any interim period or for any other future year.
Principles of Consolidation
These unaudited interim condensed consolidated financial statements include Energy Vault Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
If the Company has a variable interest in an entity, an assessment is performed to determine if that entity is a variable interest entity (“VIE”), and if so, if the Company is the primary beneficiary of the VIE. The assessment of whether an entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These factors include: (i) determining whether the entity has sufficient equity at risk, (ii) evaluating whether the equity holders, as a group, lack the ability to make decisions that significantly affect the economic performance of the entity, and (iii) determining whether the entity is structured with disproportionate voting rights in relation to their equity interests. The Company has determined that it is not the primary beneficiary of any VIEs in which it has a variable interest as of March 31, 2023.
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of March 31, 2023, two customers accounted for 86% and 14% of accounts receivable, respectively. As of December 31, 2022, two customers accounted for 78% and 16% of accounts receivable, respectively.
As of March 31, 2023 and December 31, 2022, one customer accounted for 100% of the customer financing receivable.
For the three months ended March 31, 2023, revenue from three different customers accounted for 43%, 39%, and 16% of total revenue, respectively. For the three months ended March 31, 2022, revenue from one customer accounted for 100% of total revenue.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on April 13, 2023. There have been no significant changes to these policies during the three months ended March 31, 2023, except as described below under the heading, “Recently Adopted Accounting Pronouncements.”
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amended the impairment model to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. This standard replaces the previous incurred loss impairment model that recognized losses when a probable threshold was met, with a requirement to recognize lifetime expected credit

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
losses immediately when a financial asset is acquired or purchased. The Company adopted the standard on January 1, 2023 using the modified retrospective method, which required a cumulative effect adjustment to accumulated deficit of $2.4 million, driven by the Company’s accounts receivables, contract assets, and customer financing receivable.
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
The following transactions were completed as part of the Merger:
•All issued and outstanding shares of Legacy Energy Vault convertible preferred stock were canceled and converted into a total of 85.7 million shares of Energy Vault common stock;
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
The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Novus was treated as the acquired company for financial reporting purposes. The reverse recapitalization accounting treatment was primarily determined based on the shareholders of Legacy Energy Vault having a relative majority of the voting power of Energy Vault and having the ability to nominate the majority of the members of the Energy Vault Board, senior management of Legacy Energy Vault comprise the senior management of Energy Vault, and the operations of Legacy Energy Vault prior to the Merger comprise the ongoing operations of Energy Vault. Accordingly, for accounting purposes, the financial statements of the combined entity upon completion of the Merger represent a continuation of the financial statements of Legacy Energy Vault with the Merger being treated as the equivalent of Legacy Energy Vault issuing shares for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus were recognized at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy Energy Vault and the accumulated deficit of Legacy Energy Vault has been carried forward after Closing.
All periods prior to the Merger have been retroactively adjusted using the Exchange Ratio for the equivalent number of shares outstanding immediately after the Closing to effect the reverse recapitalization.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
The number of shares of common stock issued following the consummation of the Merger was as follows (in thousands):

Shares
Legacy Energy Vault stock (1)	106,172
Novus public shares (2)	4,079
Novus sponsor shares (3)	3,975
PIPE shares	19,500
Total shares of Energy Vault common stock issued as part of the Merger	133,726
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
NOTE 4. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three months ended March 31, 2023 and 2022 (amounts in thousands).

	Three Months Ended March 31,
	2023	2022
Build and transfer energy storage products	$11,273	$—
Licensing of intellectual property	—	42,884
Other	149	—
Total revenue	$11,422	$42,884
Other revenue includes revenue related to the amortization of deferred revenue related to providing construction support services and revenue related to cost reimbursements for providing construction support services.
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of March 31, 2023, the amount of the Company’s remaining performance obligations was $319.8 million. The Company generally expects to recognize the majority of the remaining performance obligations as revenue within the next twelve months.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	March 31, 2023	December 31, 2022
Refundable contribution	$25,000	$25,000
Unbilled receivables	622	531
Retainage	4,621	3,447
Less allowance for credit losses	(1,094)	—
Contract assets, net of allowance for credit losses	$29,149	$28,978

Contract liabilities, current portion	$86,027	$49,434
Contract liabilities, long-term portion	1,500	1,500
Total contract liabilities	$87,527	$50,934
Contract assets consist of a refundable contribution, unbilled receivables, and retainage. Refundable contribution represents the contribution the Company made to a customer to be used during the construction of its first gravity energy storage system (“GESS”), which will be refunded to the Company upon the customer’s first GESS obtaining substantial completion, subject to adjustment for potential liquidated damages if certain performance metrics are not met. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement. Retainage is not considered to be a significant financing component because the intent is to protect the customer.
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three months ended March 31, 2023, the Company recognized revenue of $11.3 million related to amounts that were included in deferred revenue as of December 31, 2022, primarily as a result of the advancement of physical progress on the related projects during the period.
NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the three months ended March 31, 2023 (amounts in thousands):

	Three Months Ended March 31, 2023
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—
Addition due to adoption of ASU 2016-13	81	1,063	1,220	2,364
Provision (benefit) for credit losses	(71)	31	26	(14)
Allowance for credit losses, end of period	$10	$1,094	$1,246	$2,350
The Company did not have allowance or a provision for credit losses during the three months ended March 31, 2022.
The Company utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses for each customer by type of financial asset. Due to the Company’s limited operating history and lack of loss history, the Company derived its PD and LGD rates using average historical rates for corporate

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
bonds as published by Moody’s. The Company uses PD and LGD rates that correspond to the customer’s credit rating and period of time in which the financial asset is expected to remain outstanding.
The Company evaluates its customer financing receivable on a periodic basis by monitoring the credit quality and financial condition of the guarantor for the customer. The amortized cost basis for the Company’s customer financing receivable was $10.0 million and $9.8 million as of March 31, 2023 and December 31, 2022, respectively.
NOTE 6. FAIR VALUE MEASUREMENTS
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
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows as of March 31, 2023 and December 31, 2022, respectively (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative asset — conversion option (1)	—	—	1,025	1,025
Warrant liability (2)	—	—	(2)	(2)
__________________
(1) Refer to Note 8 - Convertible Note Receivable for further information.
(2) Refer to Note 12 - Warrants for further information.
NOTE 7. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for a gravity based system from a customer that is owned by one of its primary shareholders; the order remains outstanding as of March 31, 2023. The deposit and order were received before the owner of the customer became one of the Company’s primary shareholders and before it was represented on the Company’s board of directors. This deposit is recognized in the line item, contract liabilities, long-term portion, in the condensed consolidated balance sheets.
For the three months ended March 31, 2023 and 2022, the Company paid contracted engineering, design, and civil tolerance code calculation support fees of $0.1 million and $0.1 million respectively, to an immediate family member of an executive officer. The Company retains all intellectual property as part of these services.
For the three months ended March 31, 2023 and 2022, the Company paid construction labor costs of $0.1 million and $0.1 million, respectively, for EV1 tower dismantlement and EVx test bed construction to a local company owned by an immediate family member of an employee.
For the three months ended March 31, 2023 and 2022, the Company paid $0.1 million and $16 thousand, respectively, in primary market research and business development consulting costs to a company owned by an officer of the Company.
For the three months ended March 31, 2023, the Company paid $0.4 million in marketing and sales costs to a company that has a director that is an officer of the Company.

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 8. CONVERTIBLE NOTE RECEIVABLE
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
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative, which requires bifurcation and separate accounting at its estimated fair value under ASC 815 – Derivative and Hedging. The embedded derivative upon the purchase of the DG Fuels Tranche 1 Note was an asset of $0.4 million and the embedded derivative upon the purchase of the DG Fuels Tranche 2 note was an asset of $0.7 million. The estimated fair value of the derivative instruments was recognized as a derivative asset on the condensed consolidated balance sheets, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income of $0.1 million and $16.0 thousand for the three months ended March 31, 2023 and 2022, respectively, from the DG Fuels Note. Interest income included income from the amortization of the debt discount of $44 thousand and $8 thousand for the three months ended March 31, 2023 and 2022, respectively.
At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss. For the three months ended March 31, 2023 and 2022, there was no change in the fair value of the embedded derivative.
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning of period	$1,025	$350
Additions	—	—
Change in fair value	—	—
End of period	$1,025	$350
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9. PROPERTY AND EQUIPMENT, NET
As of March 31, 2023 and December 31, 2022, property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2023	December 31, 2022
Buildings	$774	$—
Machinery and equipment	4,771	657
Finance lease right-of-use assets – vehicles	180	178
Furniture and IT equipment	1,157	815
Leasehold improvements	600	529
Construction in progress	7,857	1,268
Total property and equipment	15,339	3,447
Less: accumulated depreciation	(555)	(403)
Property and equipment, net	$14,784	$3,044
For the three months ended March 31, 2023 and 2022, depreciation and amortization related to property and equipment was $0.2 million and $1.2 million, respectively.
NOTE 10. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	March 31, 2023	December 31, 2022
Other assets:
Investment in equity securities (1)	$15,000	$9,000
Convertible note receivable	2,125	2,080
Derivative asset — conversion option	1,025	1,025
Other	2,292	1,795
Total	$20,442	$13,900

Lease liabilities, current portion:
Operating leases	$795	$787
Finance leases	30	38
Total	$825	$825

Other long-term liabilities:
Operating leases	$512	$709
Finance leases	15	16
Warrant liability	2	2
Total	$529	$727
__________________
(1) These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. As of March 31, 2023 and December 31, 2022, the carrying value of these equity securities was equal to its cost basis.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11. STOCKHOLDERS’ EQUITY
On February 11, 2022, in connection with the reverse recapitalization treatment of the Merger, the Company effectively issued 27.6 million new shares of common stock. Additionally, as part of the Merger, the Company converted all 3.0 million issued and outstanding common stock and all 12.7 million issued and outstanding convertible preferred stock of Legacy Energy Vault into 106.2 million new shares of common stock using an exchange ratio of 6.7735.
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
The Company filed a Registration Statement on Form S-1 on March 8, 2022, related to the issuance of an aggregate of up to approximately 14.7 million shares of common stock issuable upon the exercise of the Public and Private Warrants, which was declared effective by the SEC on May 6, 2022.
All Public Warrants were exercised or redeemed during 2022. There were no Public Warrants outstanding as of March 31, 2023 and December 31, 2022.
The following table summarizes the Public and Private Warrants activities for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31, 2023
	Public Warrants	Private Warrants	Total Warrants
Beginning of period	—	5,167	5,167
Warrants exercised	—	—	—
End of period	—	5,167	5,167

	Three Months Ended March 31, 2022
	Public Warrants	Private Warrants	Total Warrants
Warrants assumed upon the Closing of the Merger	9,583	5,167	14,750
Warrants exercised	—	—	—
End of period	9,583	5,167	14,750
The Public Warrants were classified as Level 1 measurements from the Closing of the Merger through the date they were redeemed as the Public Warrants had an adequate trading volume to provide reliable indication of value. The Private Warrants were classified as Level 2 from the Closing of the Merger through the Public Warrant redemption date of August 1, 2022 because the Private Warrants had similar terms to the Public Warrants. Upon the ceasing of trading of the Public Warrants on August 1, 2022, the fair value measurement of the Private Warrants transferred from Level 2 to Level 3 and the Company uses a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility. A significant increase in the expected volatility in isolation would result in a significantly higher fair value measurement. The Private Warrants were valued at less than $0.01 per warrant as of March 31, 2023.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s warrants are measured at fair value on a recurring basis. The following table presents the changes in the fair value of the Company’s warrant liability for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended March 31, 2023
	Public Warrants	Private Warrants	Total Warrants
Beginning of period	$—	$2	$2
Change in fair value	—	—	—
End of period	$—	$2	$2

	Three Months Ended March 31, 2022
	Public Warrants	Private Warrants	Total Warrants
Warrant liability assumed upon the Closing of the Merger	$12,938	$6,900	$19,838
Change in fair value	12,937	7,300	20,237
End of period	$25,875	$14,200	$40,075
NOTE 13. STOCK-BASED COMPENSATION
2017 Stock Incentive Plan
In 2017, the Company adopted its 2017 Stock Incentive Plan (the “2017 Plan”) which provided for the granting of stock options, restricted stock, and RSUs to employees, directors, and consultants of the Company. Options granted under the 2017 Plan were either Incentive Stock Options (“ISOs”) or Nonqualified Stock Options (“NSOs”). Awards under the 2017 Plan were granted for periods of up to ten years. Under the terms of the 2017 Plan, awards were granted at an exercise price not less than the estimated fair value of the shares on the date of grant, as determined by the Company’s Board of Directors. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of ISOs and NSOs was not less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. Awards generally vested over one to four years.
2020 Stock Incentive Plan
In 2020, the Company adopted its 2020 Stock Incentive Plan (the “2020 Plan”). The 2020 Plan provided for the granting of stock options, restricted stock, and RSUs to employees, directors, and consultants of the Company. Options granted under the 2020 Plan were either ISOs or NSOs. Awards under the 2020 Plan were granted for periods of up to ten years. Under the terms of the 2020 Plan, awards were granted at an exercise price not less than the estimated fair value of the shares on the date of grant, as determined by the Company’s Board of Directors. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price of ISOs and NSOs was not less than 110% of the estimated fair value of the shares on the date of grant, as determined by the board of directors. Awards generally vested over one to four years.
2022 Equity Incentive Plan
In 2022, the Company adopted its 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, and RSUs to employees, non-employee directors, and consultants of the Company. Shares of common stock underlying awards that expire or are forfeited or canceled will again be available for issuance under the 2022 Plan.
The initial number of shares of the Company’s common stock reserved for issuance under the 2022 Plan was approximately 15.5 million, plus up to approximately 8.3 million shares subject to awards granted under the 2017 and 2020 Plans. Beginning on March 1, 2022 and ending on (and including) March 31, 2031, the number of shares of the Company’s common stock that may be issued under the 2022 Plan increases by a number of shares equal to the lesser of (i) 4.0% of the outstanding shares on the last day of the immediately preceding month or (ii) such lesser number of shares (including zero) that the Company’s Board of Directors determines for the purposes of the annual increase for that fiscal year.

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
Stock Option Activity
Stock option activity for the three months ended March 31, 2023 is as follows (in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	1,093	$0.79	8.10	$2,551
Stock options granted	—	—	—	—
Stock options exercised	(43)	0.80	—	—
Stock options forfeited, canceled, or expired	—	—	—	—
Balance as of March 31, 2023	1,050	0.79	7.84	1,422

Options exercisable as of March 31, 2023	794	0.69	7.65	1,151
Options vested and expected to vest as of March 31, 2023	1,050	0.79	7.84	1,422
As of March 31, 2023, total unrecognized stock-based compensation expense related to unvested awards that are expected to vest was $0.6 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.55 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of March 31, 2023.
Restricted Stock Units
RSU activity for the three months ended March 31, 2023 was as follows (in thousands, except per share data):

	Share	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2022	23,799	$5.87
RSUs granted	2,357	3.41
RSUs forfeited	(105)	6.07
RSUs vested	(3,923)	7.72
Nonvested balance as of March 31, 2023	22,128	$5.28
As of March 31, 2023, unrecognized stock-based compensation expense related to these RSUs was $103.5 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.82 years.
During the three months ended March 31, 2023, the Company granted RSUs to its CFO that vest based on market conditions. These RSUs will vest and convert to common stock subject to the Company’s stock price reaching certain price targets for 20 days in any 30 day trading window. The fair value of these RSUs will be recognized over the requisite

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

service period regardless of whether or not the RSUs ultimately vest and convert to common stock. The fair value of these market-based RSUs were measured on the grant date using a Monte Carlo simulation model based on the following assumptions:

Common stock price	$3.46
Expected term (in years)	4.00
Expected volatility	90.0%
Risk-free interest rate	3.8%
Expected dividend yield	—
Stock-Based Compensation Expense
Total stock-based compensation expense for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales and marketing	$1,949	$490
Research and development	3,149	3,781
General and administrative	8,618	4,931
Total stock-based compensation expense	$13,716	$9,202
NOTE 14. INCOME TAXES
The Company did not recognize a tax provision for the three months ended March 31, 2023 and recognized a tax provision of $0.1 million for the three months ended March 31, 2022. The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets.
NOTE 15. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(31,167)	$(20,079)
Weighted-average shares outstanding – basic and diluted	139,669	80,806
Net loss per share – basic and diluted	$(0.22)	$(0.25)

There are no common share equivalents that were dilutive for the three months ended March 31, 2023 and 2022. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
Private Warrants	5,167	14,750
Stock options	1,050	1,289
RSUs	22,128	4,515
Unvested Common Stock	—	1,942
Total	28,345	22,496
The 9.0 million shares of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of March 31, 2023, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of March 31, 2023 consisted primarily of obligations under operating leases, finance leases, deferred pensions, and issued purchase orders. Our non-cancelable purchase obligations as of March 31, 2023 totaled approximately $14.5 million.
In connection with one of the Company’s licensing agreements, the Company agreed to make a refundable contribution to a customer in the amount up to $25.0 million during the period in which the customer constructs its first GESS. As of March 31, 2023, the Company has contributed all $25.0 million. The refundable contribution will be returned to the Company upon the customer’s first GESS reaching substantial completion, subject to adjustment for potential liquidated damages if certain performance metrics are not met.
Other Commitments and Contingencies
Letters of Credit: In the ordinary course of business and under certain contracts, the Company is required to post letters of credit for its customers, insurance carriers, and surety bond providers for project performance, and for its vendors for payment guarantees. Such letters of credit are generally issued by a bank or a similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. As of March 31, 2023, there was $82.3 million of letters of credit issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit. The Company’s restricted cash balance of $82.4 million as of March 31, 2023 primarily consists of cash held by banks as collateral for the Company’s letters of credit.
Performance and Payment Bonds: In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2023, there were $197.2 million outstanding performance and payment bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in the Annual Report for the year ended December 31, 2022 filed by us with the SEC on April 13, 2023. This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Our Business
Energy Vault is a grid-scale energy storage company that is driving a faster transition to renewable power by solving the intermittence issues that are inherent to the most prevalent sources of renewable energy, solar and wind.
Our energy storage and software solutions allow utilities, independent power producers, and large energy users to manage their power portfolios. We provide turnkey energy storage solutions that meet the demands of the market for shorter duration with our battery energy storage systems (“BESS”) and longer duration with our gravity energy storage systems (“GESS”). In addition, our hybrid systems that incorporate other energy storage mediums, such as green hydrogen, address demand for extended duration energy storage. Our technology agnostic EMS platform once fully functional will orchestrate the management of one or more of our diverse storage mediums and the underlying generation assets to enable the delivery of power to our customers for their varied and multiple use cases.
Our solutions are designed to address the intermittency issues by storing energy produced when renewable energy production is active. Once stored in our storage solutions, energy can be discharged to the grid in a controlled and reliable manner at any time, regardless of the then current ability of the renewable sources to generate power. Our energy storage solutions are designed to accommodate a wide variety of renewable power sources and to achieve an attractive levelized cost of energy relative to fossil fuels. Collectively, these abilities greatly broaden the use cases and time duration scenarios that can be addressed by certain sources of renewable power.
The Company’s portfolio of market-ready turnkey energy storage solutions currently includes:
•BESSs are our integrated solutions to meet shorter-duration storage needs.
•GESSs include our proprietary EVx solution to meet longer-duration storage needs.
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
Key Factors and Trends Affecting our Business
We believe that our performance and future success depend upon several factors that present significant opportunities for us, but also pose risks and challenges including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report on Form 10-K filed with the SEC on April 13, 2023.

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
Our project delivery generally relies on third-party engineering, procurement, and construction (“EPC”) firms to construct our storage systems, under our supervision with dedicated teams tasked with project management. Our current business model options include:
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
To date, the only operating energy storage system that utilized Energy Vault’s technologies was the EV1 Tower in Lugano, Switzerland (the “CDU”), which served as a commercial demonstration unit for testing and software improvements until it was decommissioned in September 2022. Building on its experience with the CDU, Energy Vault designed its EVx system. The EVx system is designed to be modular and flexible to address longer duration energy storage needs, such as when there are power outages or for powering industrial processes over long periods. There are no commercial installations of Energy Vault’s EVx system completed and operating at this time.
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
The Merger
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
The Merger was accounted for as a reverse recapitalization in accordance with United States Generally Accepted Accounting Principles (“GAAP”). Under this method of accounting, Novus was treated as the “acquired” company for financial reporting purposes. Accordingly, for accounting purposes, the financial statements of the combined entity upon completion of the Merger represented a continuation of the financial statements of Legacy Energy Vault with the Merger being treated as the equivalent of Legacy Energy Vault issuing stock for the net assets of Novus, accompanied by a recapitalization. The net assets of Novus are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger are presented as those of Legacy Energy Vault in future reports of the combined entity. All periods prior to the Merger have been retroactively adjusted using the exchange ratio of 6.7735 (the “Exchange Ratio”) for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization.
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
Key Operating Metrics
Bookings
Bookings represents the total MWhs to be delivered and the aggregate contracted value for energy storage systems, tolling arrangements, and license and service agreements signed during the period. The aggregate contracted value excludes any potential future variable payments or royalties. There were no bookings for the three months ended March 31, 2023 and 2022.

Backlog
Backlog represents the amount of revenue we expect to realize in the future on uncompleted construction contracts, including new contracts under which work has not yet begun, as well as the remaining revenue to be recognized under the Company’s intellectual property licensing agreement with Atlas. As of March 31, 2023, backlog totaled $319.8 million.
The Company expects to realize the majority of the backlog as of March 31, 2023 over the next twelve months. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory, or other delays or cancellations including from economic or other conditions caused by supply chain disruptions, inflation, weather, and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. Customers may postpone or cancel construction projects due to changes in their spending plans, market volatility, changes in government permitting, regulatory delays, and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. The Company’s backlog agrees with the amount of our remaining performance obligations, which are described in Note 4 - Revenue Recognition.
Key Components of Results of Operations
Revenue
To date, the Company has generated revenue primarily from the licensing of our GESS EVx solution and from the sale of our BESSs. We expect to generate revenue in the future from the sale and licensing of the Company’s energy storage solutions, EMS, additional software applications, and long-term services agreements, including pursuant to tolling arrangements in connection with energy storage systems that we intend to own and operate.
Our revenue is affected by changes in the price, volume, and mix of products and services purchased by our customers, which is driven by the demand of our products, geographic mix of our customers, strength of competitor’s product offerings, and the availability of government incentives to the end-users of our products.
Our revenue growth is dependent on continued growth in the amount of energy storage systems constructed each year and our ability to increase our share of demand in the geographic regions where we currently compete and plan to compete in the future. Additionally, our revenue growth is dependent on our ability to continue to develop and commercialize new and innovative products to meet our customers’ energy storage needs.
Cost of Revenue
Cost of revenue primarily consists of product costs, including purchased equipment and supplies, as well as costs related to subcontractors, direct labor, and consultants associated with constructing energy storage systems and providing construction support services as part of our licensing agreements. Cost of revenue also includes expenses related to letters of credit and performance bonds that are required for our BESS projects.
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

Results of operations
Consolidated Comparison of Three Months Ended March 31, 2023 to March 31, 2022
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Revenue	$11,422	$42,884	$(31,462)
Operating Expenses:
Cost of revenue	9,003	—	9,003
Sales and marketing	4,574	2,580	1,994
Research and development	11,241	9,661	1,580
General and administrative	19,546	9,806	9,740
Income (loss) from operations	(32,942)	20,837	(53,779)
Other Income (Expense):
Interest expense	(1)	(1)	—
Change in fair value of warrant liability	—	(20,237)	20,237
Transaction costs	—	(20,586)	20,586
Other income, net	1,776	36	1,740
Loss before income taxes	$(31,167)	$(19,951)	$(11,216)
Revenue
The Company recognized revenue for the product and service categories as follows for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Build and transfer energy storage products	$11,273	$—
Licensing of intellectual property	—	42,884
Other	149	—
Total revenue	$11,422	$42,884
Revenue for the three months ended March 31, 2023 decreased by $31.5 million to $11.4 million compared to $42.9 million for the three months ended March 31, 2022. Revenue for the three months ended March 31, 2023 primarily consisted of $11.3 million related to the building and transferring of energy storage products. This $11.3 million in revenue was due to the Company’s physical advancement on its BESS projects during the three months ended March 31, 2023. Revenue from three customers accounted for 43%, 39%, and 16%, respectively, of total revenue for the three months ended March 31, 2023.
Revenue for the three months ended March 31, 2022 consisted of $42.9 million from the licensing of the Company’s EVx intellectual property. One customer accounted for 100% of total revenue for the three months ended March 31, 2022.
Cost of Revenue
Cost of revenue was $9.0 million for the three months ended March 31, 2023 compared to no cost of revenue for the three months ended March 31, 2022. Cost of revenue for the three months ended March 31, 2023 primarily consisted of construction costs related to the Company’s BESS projects.
Gross Profit and Gross Profit Margin
Gross profit was $2.4 million and gross profit margin was 21.2% for the three months ended March 31, 2023, primarily attributable to the advancement of physical progress on the Company’s BESS projects. Gross profit was $42.9 million and gross profit margin was 100.0% for the three months ended March 31, 2022, attributable to the Company’s intellectual property licensing revenue, which did not have any associated cost of revenue.
Sales and Marketing
Sales and marketing expenses increased by $2.0 million to $4.6 million for the three months ended March 31, 2023, compared to $2.6 million for the three months ended March 31, 2022. The increase resulted primarily from an increase in personnel-related expenses of $2.7 million. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $1.9 million for the three months ended March 31, 2023, compared to $0.5 million for the three months ended March 31, 2022. This increase in costs was partially offset by a $0.9 million decrease in marketing and public relation costs for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Research and Development
Research and development expenses increased by $1.6 million to $11.2 million for the three months ended March 31, 2023, compared to $9.7 million for the three months ended March 31, 2022. The increase resulted primarily from a $1.5 million increase in engineering and development costs and a $0.9 million increase in personnel-related expenses. The increase in personnel costs was due to expanded headcount. These increases in costs were partially offset by a $1.1 million decrease in depreciation expense due to the CDU being fully depreciated as of December 31, 2022.
General and Administrative
General and administrative expenses increased by $9.7 million to $19.5 million for the three months ended March 31, 2023 compared to $9.8 million for the three months ended March 31, 2022. The increase resulted primarily from a $7.8 million increase in personnel-related expenses, a $0.5 million increase in consultant expenses, a $0.4 million increase in software expenses, a $0.2 million increase in legal and professional fees, a $0.2 million increase in insurance costs, a $0.2 million increase in public relation costs, and a $0.1 million increase in travel expenses. The increase in personnel costs was due to expanded headcount and increased stock-based compensation. Stock-based compensation was $8.6 million for the three months ended March 31, 2023, compared to $4.9 million for the three months ended March 31, 2022.
Change in fair value of warrant liability
There was no change in the fair value of the Company’s warrant liability for the three months ended March 31, 2023 compared to a $20.2 million expense related to an increase in the fair value of the Company’s warrant liability for the three months ended March 31, 2022. The Company only had private warrants outstanding during the three months ended March 31, 2023, compared to having both public and private warrants outstanding during the three months ended March 31, 2022.
Transaction costs
The Company did not recognize any transaction costs during the three months ended March 31, 2023. The Company recognized transaction costs of $20.6 million related to the consummation of the Merger during the three months ended March 31, 2023.
Other income, net
Other income, net increased by $1.7 million to $1.8 million for the three months ended March 31, 2023 compared to $36 thousand for the three months ended March 31, 2022. The improvement resulted primarily from an increase in interest income and positive fluctuations in foreign currency transaction gain and losses.
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
The following table summarizes our cash, cash equivalents, and restricted cash balances as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$114,556	$203,037
Restricted cash	82,417	83,145
Total cash, cash equivalents, and restricted cash	$196,973	$286,182

Short-Term Liquidity
Management believes that its cash, cash equivalents, and restricted cash on hand as of March 31, 2023 will be sufficient to fund our operating activities for at least the next twelve months without regard to any cash proceeds we received or may in the future receive upon the exercise for cash of our warrants. The exercise price for any of our private warrants is $11.50 per warrant, subject to certain specified adjustments. To the extent that the price of our common stock exceeds $11.50 per share, it is more likely that our private warrant holders will exercise their warrants. To the extent that the price of our common stock declines, including a decline below $11.50 per share, it is less likely that our private warrant holders will exercise their warrants.
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
Licensing Agreements with Extended Payment Terms
The Company has licensed its EVx intellectual property and certain of these agreements contain extended payment terms. Expected cash inflows from licensing agreements with extended payment terms as of March 31, 2023 were as follows (amounts in thousands):

Amount
Remainder of 2023	$1,600
2024	1,500
2025	5,250
2026	2,750
2027	2,750
Thereafter	13,750
Total	$27,600
Contractual Obligations
Our principal commitments as of March 31, 2023 consisted primarily of obligations under operating leases, finance leases, deferred pensions, and issued purchase orders. Our non-cancellable purchase obligations as of March 31, 2023 totaled approximately $14.5 million.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(70,772)	$(16,811)
Net cash used in investing activities	(17,635)	(83)
Net cash provided by (used in) financing activities	(775)	215,304
Effects of exchange rate changes on cash	(27)	(17)
Net increase (decrease) in cash	$(89,209)	$198,393
Operating Activities
During the three months ended March 31, 2023 and 2022, cash used in operating activities totaled $70.8 million and $16.8 million, respectively. During the three months ended March 31, 2023, cash used in operating activities was negatively impacted by a net loss of $31.2 million, an increase in operating assets of $35.5 million, and a decrease in operating liabilities of $17.7 million. The change in operating assets was primarily due to a $67.3 million increase in advances to suppliers and a $1.3 million increase in contract assets, partially offset by a $33.4 million decrease in accounts receivable. The decrease in operating liabilities was primarily due to $54.1 million decrease in accounts payable and accrued expenses, partially offset by a $36.6 million increase in deferred revenue. Operating cash flows were positively impacted by non-cash charges of $13.6 million, which was primarily due to $13.7 million in stock-based compensation expense.
During the three months ended March 31, 2022, cash used in operating activities of $16.8 million was negatively impacted by a net loss of $20.1 million and an increase in operating assets of $32.6 million. The change in operating assets was primarily due to a $30.0 million increase in accounts receivable. Operating cash flows were positively impacted by non-cash charges of $30.7 million and a $5.1 million increase in operating liabilities. The non-cash charges primarily consisted of change in the fair value of the warrant liability of $20.2 million, stock-based compensation expense of $9.2 million, and depreciation and amortization of $1.2 million. The increase in operating liabilities primarily consisted of a $7.1 million increase in deferred revenue and other liabilities, partially offset by a $2.0 million decrease in accounts payable and accrued expenses.
Investing Activities
During the three months ended March 31, 2023 and 2022, cash used in investing activities totaled $17.6 million and $83 thousand, respectively. Cash used in investing activities for the three months ended March 31, 2023 consisted of $11.6 million for the purchase of property and equipment and $6.0 million for the purchase of equity securities as part of a strategic investment in a company that is active in the energy transition industry.
Cash used in investing activities for the three months ended March 31, 2022 consisted of purchases of property and equipment.
Financing Activities
During the three months ended March 31, 2023, cash used in financing activities totaled $0.8 million, compared to cash provided by financing activities of $215.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, cash used in financing activities was primarily due to $0.8 million in tax payments related to the net settlement of equity awards.
During the three months ended March 31, 2022, cash provided by financing activities was primarily attributable to $235.9 million in proceeds from the reverse recapitalization and PIPE financing, net, partially offset by $20.7 million in transaction cost payments related to the reverse recapitalization.
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

The following table provides a reconciliation from net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss (GAAP)	$(31,167)	$(20,079)
Non-GAAP Adjustments:
Interest income, net	(1,934)	(47)
Income tax expense	—	128
Depreciation and amortization	209	1,218
Stock-based compensation expense	13,716	9,202
Change in fair value of warrant liability	—	20,237
Transaction costs	—	20,586
Foreign exchange (gains) and losses	170	(11)
Adjusted EBITDA (non-GAAP)	$(19,006)	$31,234
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
Off-Balance Sheet Commitments and Arrangements
The Company has not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC as of March 31, 2023.

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
Other than the policies described in Note 2 - Summary of Significant Accounting Policies in the Company’s unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report, there have been no changes to the Company’s significant accounting policies as compared to those disclosed in the notes to our audited consolidated financial statements as of and for the year ended December 31, 2022 included in the 2022 Annual Report of Form 10-K filed with the SEC on April 13, 2023. There have been no changes to our critical accounting policies and estimates as compared to those disclosed under the caption Critical Accounting Policies and Use of Estimates in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2022 Annual Report of Form 10-K filed with the SEC on April 13, 2023.
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
As part of the filing of this Form 10-Q for the period ended March 31, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weakness described below.
Previously Reported Material Weakness
As disclosed in our 2022 Annual Report on Form 10-K filed with the SEC on April 13, 2013, the Company previously identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
The material weakness identified in our internal control over financial reporting related to the recognition of revenue from certain licensing contracts. Specifically, in connection with one of our licensing contracts, we did not implement effective background check controls for an international customers’ ability to pay in order to properly assess the probability that we will collect substantially all of the consideration to which we are entitled.
Remediation Plans
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
Limitations on the Effectiveness of Controls
The effectiveness of any system of disclosure controls and procedures and internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting for future periods. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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
Item 1A. Risk Factors
The following discussion supplements the discussion of risk factors affecting us as set forth in Part I, Item 1A Risk Factors, of the Company’s 2022 Annual Report on Form 10-K filed with the SEC on April 13, 2023. The discussion of risk factors, as so supplemented, provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, as so supplemented, or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results.
Unfavorable U.S. economic conditions as a result of multiple global events, including increasing interest rates and general economic downturns, could adversely affect our ability to raise capital and our business, results of operations and financial condition.
There is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of May 8, 2023, we had cash and cash equivalents of approximately $87.0 million that consisted of government money market funds. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our government money market funds.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 5, 2023, Energy Vault SA and Josh McMorrow, the Company’s Chief Legal Officer, entered into an Addendum to the Employment Agreement between Energy Vault SA and Mr. McMorrow (the “Addendum"). Under the Addendum, in the event of a termination by Energy Vault SA without cause or by Mr. McMorrow for good reason, each within the meaning of and under the Addendum, Mr. McMorrow will be entitled to receive (i) an amount in cash equal to one times his base salary (or, if the termination occurs on or within 18 months following a change in control, 1.5 times the sum of his base salary ) and (ii) a pro-rated target bonus for the year of termination (or, if the termination occurs on or within 18 months following a change in control, an amount equal to 1.5 times his target bonus). Additionally, pursuant to a letter agreement entered into with Mr. McMorrow on May 5, 2023, Mr. McMorrow will be entitled to receive accelerated vesting of his outstanding equity awards in the event of a termination by Energy Vault SA without cause or by Mr. McMorrow for good reason, in either case, upon or within 18 months following a change in control.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
10.1**	Letter agreement, dated May 5, 2023, by and between Energy Vault Holdings, Inc. and Josh McMorrow
10.2**	Addendum to the Employment Agreement, dated May 5, 2023 between Energy Vault SA and Josh McMorrow
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Energy Vault Holdings, Inc.

Date: May 9, 2023	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Jan Kees van Gaalen
Name: Jan Kees van Gaalen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)