Form 10-Q
period 2023-06-30
Energy Vault Holdings, Inc.
filed 2023-08-08
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 142,856,638, shares of common stock, par value $0.0001 per share, outstanding as of August 3, 2023.

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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$107,049	$203,037
Restricted cash	57,988	83,145
Accounts receivable, net of allowance for credit losses of $12 and $— as of June 30, 2023 and December 31, 2022, respectively	5,114	37,460
Contract assets, net of allowance for credit losses of $1,318 and $— as of June 30, 2023 and December 31, 2022, respectively	62,434	28,978
Inventory	4	4,378
Customer financing receivable, current portion, net of allowance for credit losses of $187 and $— as of June 30, 2023 and December 31, 2022, respectively	1,313	1,500
Advances to suppliers	82,865	24,327
Prepaid expenses and other current assets	5,209	7,242
Total current assets	321,976	390,067
Property and equipment, net	23,909	3,044
Operating lease right-of-use assets	1,330	1,442
Customer financing receivable, long-term portion, net of allowance for credit losses of $1,087 and $— as of June 30, 2023 and December 31, 2022, respectively	7,609	8,260
Other assets	20,511	13,900
Total Assets	$375,335	$416,713
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$7,574	$60,315
Accrued expenses	27,577	14,749
Contract liabilities, current portion	88,364	49,434
Lease liabilities, current portion	862	825
Total current liabilities	124,377	125,323
Deferred pension obligation	965	890
Asset retirement obligation	376	560
Contract liabilities, long-term portion	1,500	1,500
Other long-term liabilities	554	727
Total liabilities	127,772	129,000
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 142,703 issued and outstanding at June 30, 2023; 138,530 issued and outstanding at December 31, 2022	14	14
Additional paid-in capital	455,283	435,852
Accumulated deficit	(206,958)	(147,265)
Accumulated other comprehensive loss	(776)	(888)
Total stockholders’ equity	247,563	287,713
Total Liabilities and Stockholders’ Equity	$375,335	$416,713
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$39,680	$977	$51,102	$43,861
Cost of revenue	35,733	571	44,736	571
Gross profit	3,947	406	6,366	43,290
Operating expenses:
Sales and marketing	4,852	1,949	9,426	4,529
Research and development	10,218	8,632	21,396	17,114
General and administrative	17,012	10,613	36,412	20,380
Depreciation and amortization	226	1,186	435	2,404
Loss from operations	(28,361)	(21,974)	(61,303)	(1,137)
Other income (expense):
Interest expense	—	—	(1)	(1)
Change in fair value of warrant liability	—	15,592	—	(4,645)
Transaction costs	—	—	—	(20,586)
Other income, net	2,203	249	3,979	285
Loss before income taxes	(26,158)	(6,133)	(57,325)	(26,084)
Provision for income taxes	4	45	4	173
Net loss	$(26,162)	$(6,178)	$(57,329)	$(26,257)

Net loss per share — basic and diluted	$(0.18)	$(0.05)	$(0.41)	$(0.24)
Weighted average shares outstanding — basic and diluted	142,756	133,777	141,129	107,509

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$(218)	$282	$(54)	$560
Foreign currency translation gain (loss)	45	(261)	166	(355)
Total other comprehensive income (loss)	(173)	21	112	205
Total comprehensive loss	$(26,335)	$(6,157)	$(57,217)	$(26,052)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	141,392	$14	$445,870	$(180,796)	$(603)	$264,485
Exercise of stock option	98	—	78	—	—	78
Stock based compensation	—	—	10,093	—	—	10,093
Vesting of RSUs, net of shares withheld for payroll taxes	1,213	—	(758)	—	—	(758)
Net loss	—	—	—	(26,162)	—	(26,162)
Actuarial loss on pension	—	—	—	—	(218)	(218)
Foreign currency translation gain	—	—	—	—	45	45
Balance at June 30, 2023	142,703	$14	$455,283	$(206,958)	$(776)	$247,563

	Three Months Ended June 30, 2022
	Common Stock		Convertible Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	133,633	$13	93	$675	$383,821	$(89,045)	$(229)	$295,328
Conversion of convertible preferred stock into common stock in connection with reverse recapitalization	93	—	(93)	(675)	675	—	—	(93)
Exercise of stock option	32	—	—	—	10	—	—	10
Exercise of warrants	683	—	—	—	10,837	—	—	10,837
Stock based compensation	—	—	—	—	6,661	—	—	6,661
Net loss	—	—	—	—	—	(6,178)	—	(6,178)
Actuarial gain on pension	—	—	—	—	—	—	282	282
Foreign currency translation loss	—	—	—	—	—	—	(261)	(261)
Balance at June 30, 2022	134,441	$13	—	$—	$402,004	$(95,223)	$(208)	$306,586

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	138,530	$14	$435,852	$(147,265)	$(888)	$287,713
Adoption of ASU 2016-13	—	—	—	(2,364)	—	(2,364)
Exercise of stock option	141	—	113	—	—	113
Stock based compensation	—	—	23,809	—	—	23,809
Vesting of RSUs, net of shares withheld for payroll taxes	4,032	—	(4,491)	—	—	(4,491)
Net loss	—	—	—	(57,329)	—	(57,329)
Actuarial loss on pension	—	—	—	—	(54)	(54)
Foreign currency translation gain	—	—	—	—	166	166
Balance at June 30, 2023	142,703	$14	$455,283	$(206,958)	$(776)	$247,563

	Six Months Ended June 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,741	$182,709	20,432	$—	$713	$(68,966)	$(413)	$(68,666)
Conversion of convertible preferred stock into common stock in connection with reverse recapitalization	(85,741)	(182,709)	85,741	9	182,700	—	—	182,709
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	27,553	3	191,856	—	—	191,859
Exercise of stock option	—	—	32	1	35	—	—	36
Exercise of warrants	—	—	683	—	10,837	—	—	10,837
Stock based compensation	—	—	—	—	15,863	—	—	15,863
Net loss	—	—	—	—	—	(26,257)	—	(26,257)
Actuarial gain on pension	—	—	—	—	—	—	560	560
Foreign currency translation loss	—	—	—	—	—	—	(355)	(355)
Balance at June 30, 2022	—	$—	134,441	$13	$402,004	$(95,223)	$(208)	$306,586
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(57,329)	$(26,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	435	2,404
Non-cash interest income	(681)	(109)
Stock based compensation	23,809	15,863
Change in fair value of warrant liability	—	4,645
Change in pension obligation	1	15
Change in asset retirement obligation	(196)	37
Provision for credit losses	240	—
Foreign exchange gains and losses	258	33
Change in operating assets	(50,857)	(30,504)
Change in operating liabilities	(7,504)	7,019
Net cash used in operating activities	(91,824)	(26,854)
Cash Flows From Investing Activities
Purchase of property and equipment	(18,817)	(333)
Purchase of equity securities	(6,000)	—
Purchase of convertible notes	—	(2,000)
Net cash used in investing activities	(24,817)	(2,333)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	113	36
Proceeds from reverse recapitalization and PIPE financing, net	—	235,940
Proceeds from exercise of warrants	—	7,854
Payment of transaction costs related to reverse recapitalization	—	(20,651)
Payment of taxes related to net settlement of equity awards	(4,562)	—
Payment of finance lease obligations	(21)	(19)
Net cash provided by (used in) financing activities	(4,470)	223,160
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(34)	(35)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(121,145)	193,938
Cash, cash equivalents, and restricted cash – beginning of the period	286,182	105,125
Cash, cash equivalents, and restricted cash – end of the period	165,037	299,063
Less: Restricted cash at end of period	57,988	—
Cash and cash equivalents - end of period	$107,049	$299,063

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	46	1
Cash paid for interest	1	1
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of redeemable preferred stock into common stock in connection with the reverse recapitalization	—	182,034
Warrants assumed as part of reverse recapitalization	—	19,838
Actuarial gain (loss) on pension	(54)	560
Property and equipment financed through accounts payable and accrued expenses	6,108	—
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
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of June 30, 2023 and the Company’s results of operations and comprehensive loss, convertible preferred stock and stockholders’ equity activities, and the cash flows for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any interim period or for any other future year.
Principles of Consolidation
These unaudited interim condensed consolidated financial statements include Energy Vault Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
If the Company has a variable interest in an entity, an assessment is performed to determine if that entity is a variable interest entity (“VIE”), and if so, if the Company is the primary beneficiary of the VIE. The assessment of whether an entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These factors include: (i) determining whether the entity has sufficient equity at risk, (ii) evaluating whether the equity holders, as a group, lack the ability to make decisions that significantly affect the economic performance of the entity, and (iii) determining whether the entity is structured with disproportionate voting rights in relation to their equity interests. The Company has determined that it is not the primary beneficiary of any VIEs in which it has a variable interest as of June 30, 2023.
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
As of June 30, 2023, three customers accounted for 61%, 21%, and 18% of accounts receivable, respectively. As of December 31, 2022, two customers accounted for 78% and 16% of accounts receivable, respectively.
As of June 30, 2023 and December 31, 2022, one customer accounted for 100% of the customer financing receivable.
Revenue from one customer accounted for 90% of total revenue for the three months ended June 30, 2023 and revenue from two different customers accounted for 80% and 14% of total revenue, respectively, for the six months ended June 30, 2023. Revenue from one customer accounted for 100% of total revenue for the three and six months ended June 30, 2022.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on April 13, 2023. There have been no significant changes to these policies during the six months ended June 30, 2023, except as described below under the heading, “Recently Adopted Accounting Pronouncements.”
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
NOTE 4. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three and six months ended June 30, 2023 and 2022 (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Build and transfer energy storage products	$39,531	$—	$50,804	$—
Licensing of intellectual property	—	—	—	42,884
Other (1)	149	977	298	977
Total revenue	$39,680	$977	$51,102	$43,861
_________________
(1) Includes revenue related to the amortization of deferred revenue and cost reimbursements from providing construction support services.
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of June 30, 2023, the amount of the Company’s remaining performance obligations was $281.5 million. The Company generally expects to recognize the majority of the remaining performance obligations as revenue within the next twelve months.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	June 30, 2023	December 31, 2022
Refundable contribution	$25,000	$25,000
Unbilled receivables	33,390	531
Retainage	5,362	3,447
Less allowance for credit losses	(1,318)	—
Contract assets, net of allowance for credit losses	$62,434	$28,978

Contract liabilities, current portion	$88,364	$49,434
Contract liabilities, long-term portion	1,500	1,500
Total contract liabilities	$89,864	$50,934
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
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three and six months ended June 30, 2023, the Company recognized revenue of $6.3 million and $17.6 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2022, primarily as a result of the advancement of physical progress on the related projects during the period.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the three and six months ended June 30, 2023 (amounts in thousands):

	Three Months Ended June 30, 2023
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$10	$1,094	$1,246	$2,350
Provision for credit losses	2	224	28	254
Allowance for credit losses, end of period	$12	$1,318	$1,274	$2,604

	Six Months Ended June 30, 2023
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—
Addition due to adoption of ASU 2016-13	81	1,063	1,220	2,364
Provision (benefit) for credit losses	(69)	255	54	240
Allowance for credit losses, end of period	$12	$1,318	$1,274	$2,604
The Company did not have allowance or a provision for credit losses during the three and six months ended June 30, 2022.
The Company utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses for each customer by type of financial asset. Due to the Company’s limited operating history and lack of loss history, the Company derived its PD and LGD rates using average historical rates for corporate bonds as published by Moody’s. The Company uses PD and LGD rates that correspond to the customer’s credit rating and period of time in which the financial asset is expected to remain outstanding.
The Company evaluates its customer financing receivable on a periodic basis by monitoring the credit quality and financial condition of the guarantor for the customer. The amortized cost basis for the Company’s customer financing receivable was $10.2 million and $9.8 million as of June 30, 2023 and December 31, 2022, respectively.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows as of June 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative asset — conversion option (1)	$—	$—	$1,025	$1,025
Warrant liability (2)	—	—	(2)	(2)
__________________
(1) Refer to Note 8 - Convertible Note Receivable for further information.
(2) Refer to Note 12 - Warrants for further information.
NOTE 7. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for a gravity based system from a customer that was owned by one of its primary shareholders; the order remains outstanding as of June 30, 2023. The deposit and order were received before the owner of the customer became one of the Company’s primary shareholders and before it was represented on the Company’s board of directors. This deposit is recognized in the line item, contract liabilities, long-term portion, in the condensed consolidated balance sheets.
During the three and six months ended June 30, 2023, the Company paid contracted engineering, design, and civil tolerance code calculation support fees of $49 thousand and $0.1 million respectively, to an immediate family member of an executive officer. During the three and six months ended June 30, 2022, the Company paid $0.1 million and $0.2 million respectively. The Company retains all intellectual property as part of these services.
During the three and six months ended June 30, 2023, the Company paid construction labor costs of $0.1 million and $0.2 million respectively, for EV1 tower dismantlement and EVx test bed construction to a local company owned by an immediate family member of an employee. During the three and six months ended June 30, 2022, the Company paid $0.2 million and $0.3 million, respectively.
During the six months ended June 30, 2023, the Company paid $0.1 million, respectively, in primary market research and business development consulting costs to a company owned by an officer of the Company. During the three and six months ended June 30, 2022, the Company paid $0.1 million.
During the three and six months ended June 30, 2023, the Company paid $0.4 million and $0.8 million, respectively in marketing and sales costs to a company owned by family of an officer of the Company. During the three and six months ended June 30, 2022, the Company paid $0.2 million and $0.5 million, respectively.
In May 2023, the Company signed a technology license option agreement with a company affiliated with a member of Energy Vault’s Board. The agreement permits the customer to exercise options to enter into licensing agreements in certain territories to use the Company’s gravity storage technology for a fee of $0.5 million. As of June 30, 2023, the $0.5 million fee was recorded in the line items, accounts receivable and contract liabilities, current portion, in the condensed consolidated balance sheets. The customer exercised its option for one of the territories on June 30, 2023 for a contracted value of $33.0 million to be paid over a 10-year period.
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
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative, which requires bifurcation and separate accounting at its estimated fair value under ASC 815 – Derivative and Hedging. The embedded derivative upon the purchase of the DG Fuels Tranche 1 Note was an asset of $0.4 million and the embedded derivative upon the purchase of the DG Fuels Tranche 2 note was an asset of $0.7 million. The estimated fair value of the derivative instruments was recognized as a derivative asset on the condensed consolidated balance sheets, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income from the DG Fuels Note of $0.1 million and $0.2 million for the three and six months ended June 30, 2023 and $0.1 million for the three and six months ended June 30, 2022. Interest income related to the amortization of the debt discount was $50 thousand and $0.1 million for the three and six months ended June 30, 2023 and $22 thousand and $30 thousand for the three and six months ended June 30, 2022, respectively.
At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other income, net in the consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2023 and 2022, there was no change in the fair value of the embedded derivative.
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning of period	$1,025	$350	$1,025	$350
Additions	—	675	—	675
Change in fair value	—	—	—	—
End of period	$1,025	$1,025	$1,025	$1,025
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9. PROPERTY AND EQUIPMENT, NET
As of June 30, 2023 and December 31, 2022, property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2023	December 31, 2022
Buildings	$774	$—
Machinery and equipment	7,558	657
Finance lease right-of-use assets – vehicles	183	178
Furniture and IT equipment	1,241	815
Leasehold improvements	667	529
Construction in progress	14,437	1,268
Total property and equipment	24,860	3,447
Less: accumulated depreciation and amortization	(951)	(403)
Property and equipment, net	$23,909	$3,044
For the three and six months ended June 30, 2023, depreciation and amortization related to property and equipment was $0.2 million and $0.4 million, respectively. Depreciation and amortization related to property and equipment was $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively.
The increases in machinery and equipment and construction in progress primarily relate to the energy storage systems being constructed in Snyder, Texas and Calistoga, California.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	June 30, 2023	December 31, 2022
Other assets:
Investment in equity securities (1)	$15,000	$9,000
Convertible note receivable	2,175	2,080
Derivative asset — conversion option	1,025	1,025
Other	2,311	1,795
Total	$20,511	$13,900

Lease liabilities, current portion:
Operating leases	$841	$787
Finance leases	21	38
Total	$862	$825

Other long-term liabilities:
Operating leases	$538	$709
Finance leases	14	16
Warrant liability	2	2
Total	$554	$727
__________________
(1) These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. As of June 30, 2023 and December 31, 2022, the carrying value of these equity securities was equal to its cost basis.
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
NOTE 12. WARRANTS
Upon the Closing of the Merger, the Company assumed 9.6 million Public Warrants and 5.2 million Private Warrants. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustments. The warrants became exercisable on March 13, 2022, and at that time were scheduled to expire on February 11, 2027, which represents five years after the Closing.
The Company filed a Registration Statement on Form S-1 on March 8, 2022, related to the issuance of an aggregate of up to approximately 14.7 million shares of common stock issuable upon the exercise of the Public and Private Warrants, which was declared effective by the SEC on May 6, 2022.
All Public Warrants were exercised or redeemed during 2022. There were no Public Warrants outstanding as of June 30, 2023 and December 31, 2022. There has not been any Private Warrant activity since the Closing of the Merger and there were 5.2 million Private Warrants outstanding as of June 30, 2023, December 31, 2022, and June 30, 2022.
The following table summarizes the Public Warrant activity for the three and six months ended June 30, 2022 (in thousands):

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Number of Public Warrants at beginning of period	9,583	—
Warrants assumed upon Closing of Merger	—	9,583
Warrants exercised	(683)	(683)
Number of Public Warrants at end of period	8,900	8,900
The Public Warrants were classified as Level 1 measurements from the Closing of the Merger through the date they were redeemed as the Public Warrants had an adequate trading volume to provide reliable indication of value. The Private Warrants were classified as Level 2 from the Closing of the Merger through the Public Warrant redemption date of August 1, 2022 because the Private Warrants had similar terms to the Public Warrants. Upon the ceasing of trading of the Public Warrants on August 1, 2022, the fair value measurement of the Private Warrants transferred from Level 2 to Level 3 and the Company uses a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility. A significant increase in the expected volatility in isolation would result in a significantly higher fair value measurement. The Private Warrants were valued at less than $0.01 per warrant as of June 30, 2023. As of June 30, 2023 and December 31, 2022, the Company’s warrant liability for its Private Warrants was $2 thousand.
The following table presents the changes in the fair value of the Company’s warrant liability for the three months and six months ended June 30, 2022 (amounts in thousands):

	Three Months Ended June 30, 2022
	Public Warrants	Private Warrants	Total Warrants
Warrant liability at beginning of period	$25,875	$14,200	$40,075
Warrants exercised	(2,984)	—	(2,984)
Change in fair value	(9,452)	(6,140)	(15,592)
Warrant liability at end of period	$13,439	$8,060	$21,499

	Six Months Ended June 30, 2022
	Public Warrants	Private Warrants	Total Warrants
Warrant liability at beginning of period	$—	$—	$—
Warrant liability assumed upon Closing of the Merger	12,938	6,900	19,838
Warrants exercised	(2,984)	—	(2,984)
Change in fair value	3,485	1,160	4,645
Warrant liability at end of period	$13,439	$8,060	$21,499

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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

under the 2022 Inducement Plan. 8.0 million shares of the Company’s common stock are reserved for issuance under the 2022 Inducement Plan.
Stock Option Activity
Stock option activity for the six months ended June 30, 2023 was as follows (in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	1,093	$0.79	8.10	$2,551
Stock options granted	5,170	1.86	—	—
Stock options exercised	(141)	0.80	—	221
Stock options forfeited, canceled, or expired	(2)	0.80	—	—
Balance as of June 30, 2023	6,120	1.69	6.92	6,346

Options exercisable as of June 30, 2023	733	0.68	7.06	1,499
Options vested and expected to vest as of June 30, 2023	6,120	1.69	6.92	6,346
As of June 30, 2023, total unrecognized stock-based compensation expense related to unvested awards that are expected to vest was $7.3 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.81 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of June 30, 2023.
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The following table summarizes the assumptions used for estimating the fair value of the stock options granted during the six months ended June 30, 2023:

Common stock price	$1.86
Expected term (in years)	4.5
Expected volatility	100.0%
Risk-free interest rate	3.9%
Expected dividend yield	—
Restricted Stock Units
RSU activity for the six months ended June 30, 2023 was as follows (in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2022	23,799	$5.87
RSUs granted	5,787	2.55
RSUs forfeited	(412)	5.69
RSUs vested	(5,374)	7.47
Nonvested balance as of June 30, 2023	23,800	$4.71

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2023, unrecognized stock-based compensation expense related to these RSUs was $96.4 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.64 years.
During the six months ended June 30, 2023, the Company granted RSUs to its CFO that vest based on market conditions. These RSUs will vest and convert to common stock subject to the Company’s stock price reaching certain price targets for 20 days in any 30 day trading window. The fair value of these RSUs will be recognized over the requisite service period regardless of whether or not the RSUs ultimately vest and convert to common stock. The fair value of these market-based RSUs were measured on the grant date using a Monte Carlo simulation model based on the following assumptions:

Common stock price	$3.46
Expected term (in years)	4.0
Expected volatility	90.0%
Risk-free interest rate	3.8%
Expected dividend yield	—
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and marketing	$1,727	$402	$3,676	$892
Research and development	2,785	3,011	5,934	6,792
General and administrative	5,581	3,248	14,199	8,179
Total stock-based compensation expense	$10,093	$6,661	$23,809	$15,863
NOTE 14. INCOME TAXES
The Company recognized a tax provision of $4.0 thousand for the three and six months ended June 30, 2023 and recognized a tax provision of $45 thousand and $0.2 million for the three and six months ended June 30, 2022, respectively. The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets.
NOTE 15. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(26,162)	$(6,178)	$(57,329)	$(26,257)
Weighted-average shares outstanding – basic and diluted	142,756	133,777	141,129	107,509
Net loss per share – basic and diluted	$(0.18)	$(0.05)	$(0.41)	$(0.24)

There were no common share equivalents that were dilutive for the three and six months ended June 30, 2023 and 2022. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three and Six Months Ended
	June 30, 2023	June 30, 2022
Public and Private Warrants	5,167	14,067
Stock options	6,120	1,277
RSUs	23,800	8,246
Unvested Common Stock	—	7
Total	35,087	23,597
9.0 million shares of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of June 30, 2023, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of June 30, 2023 consisted primarily of obligations under operating leases, finance leases, deferred pensions, and issued purchase orders. Our non-cancelable purchase obligations as of June 30, 2023 totaled approximately $20.1 million.
In connection with one of the Company’s licensing agreements, the Company agreed to make a refundable contribution to a customer in the amount up to $25.0 million during the period in which the customer constructs its first GESS. As of June 30, 2023, the Company has contributed all $25.0 million, which is included within the line item, contract assets, in the condensed consolidated balance sheets. The refundable contribution will be returned to the Company upon the customer’s first GESS reaching substantial completion, subject to adjustment for potential liquidated damages if certain performance metrics are not met.
Other Commitments and Contingencies
Letters of Credit: In the ordinary course of business and under certain contracts, the Company is required to post letters of credit for its customers, insurance carriers, and surety bond providers for project performance, and for its vendors for payment guarantees. Such letters of credit are generally issued by a bank or a similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. As of June 30, 2023, there was $79.7 million of letters of credit issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit. The Company’s restricted cash balance of $58.0 million as of June 30, 2023 primarily consists of cash held by banks as collateral for the Company’s letters of credit.
Performance and Payment Bonds: In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2023, there were $197.2 million outstanding performance and payment bonds.
Other Bonds: In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of June 30, 2023, there were $28.8 million of outstanding other bonds.

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
Our energy storage and software solutions allow utilities, independent power producers, and large energy users to manage their power portfolios. We provide turnkey energy storage solutions that meet the demands of the market for shorter duration with our battery energy storage systems (“BESS”) and longer duration with our GESSs. In addition, our hybrid systems that incorporate other energy storage mediums, such as green hydrogen, address demand for extended duration energy storage. Our technology agnostic EMS platform once fully functional will orchestrate the management of one or more of our diverse storage mediums and the underlying generation assets to enable the delivery of power to our customers for their varied and multiple use cases.
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
•GESSs includes our proprietary EVx solution to meet longer-duration storage needs.
•Green hydrogen energy storage systems are our integrated solutions to meet extended duration storage needs.
•Hybrid energy storage systems are our uniquely integrated solutions which allow the pairing of various energy storage mediums to meet specific customer needs.
•Energy management software platform (“EMS”) is our proprietary solution designed by our Energy Vault Solutions division that orchestrates the management of one or more of our diverse storage mediums, along with the underlying generation assets to enable the delivery of power to our customers for their varied and multiple use cases.
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
To date, the only operating energy storage system that utilized Energy Vault’s technologies was the EV1 Tower in Lugano, Switzerland (the “CDU”), which served as a commercial demonstration unit for testing and software improvements until it was decommissioned in September 2022. Building on the experience with the CDU, the Company designed its EVx system. The EVx system is designed to be modular and flexible to address longer duration energy storage needs, such as when there are power outages or for powering industrial processes over long periods. There are no commercial installations of Energy Vault’s EVx system completed and operating at this time.
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
According to a BloombergNEF analysis published in March 2023, demand for clean energy is growing rapidly, with renewable energy expected to supply nearly two-thirds of the world's electricity demand by 2050. Global energy storage additions are on track to grow at a 23% compound annual growth rate through 2030, with annual additions reaching 278 GWhs. Both government mandates and companies focused on reducing energy use, cost, and emissions will propel the shift to renewable sources of power. We believe we are well-positioned to capitalize on this opportunity through our competitive pricing and scalability, and the environmentally friendly attributes of our energy storage solutions that cover the spectrum from shorter durations to extended durations.
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
Inflation
In the markets in which we operate, there have been higher rates of inflation in recent years. If inflation continues to increase in our markets, it may increase our expenses that we may not be able to pass through to customers. It may also increase the costs of our products that could negatively impact their competitiveness.
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
Recent Developments
In May 2023, the Company signed a technology license option agreement with a company affiliated with a member of Energy Vault’s Board. The agreement permits the customer to exercise options to enter into licensing agreements in certain territories to use the Company’s gravity storage technology for a fee of $0.5 million. The customer exercised its option for one of the territories on June 30, 2023 for a contracted value of $33.0 million to be paid over a 10-year period.
Key Operating Metrics
Bookings
Bookings represents the total MWhs to be delivered and the aggregate contracted value for energy storage systems, tolling arrangements, and license and service agreements signed during the period. The aggregate contracted value excludes any potential future variable payments or royalties.

The following table presents bookings for the periods indicated ($ in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Bookings [MWh]	—	—	—	—	—	—
Bookings [$]	$33,093	$557	$32,536	$33,093	$50,557	$(17,464)
Backlog
Backlog represents the amount of revenue we expect to realize in the future on uncompleted construction contracts, including new contracts under which work has not yet begun, as well as the remaining revenue to be recognized under the Company’s intellectual property licensing agreements. As of June 30, 2023, backlog totaled $281.5 million.
The Company expects to realize the majority of the backlog as of June 30, 2023 over the next twelve months. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory, or other delays or cancellations including from economic or other conditions caused by supply chain disruptions, inflation, weather, and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. Customers may postpone or cancel construction projects due to changes in their spending plans, market volatility, changes in government permitting, regulatory delays, and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. The Company’s backlog agrees with the amount of our remaining performance obligations, which are described in Note 4 - Revenue Recognition.
Key Components of Results of Operations
Revenue
To date, the Company has primarily generated revenue from licensing our GESS EVx solution and selling our BESSs. In the future, we anticipate generating revenue from the sale and licensing of the Company’s energy storage solutions, EMS, additional software applications, and long-term services agreements, including pursuant to tolling arrangements in connection with energy storage systems that we intend to own and operate.
Our revenue is affected by changes in the price, volume, and mix of products and services purchased by our customers. These changes are driven by the demand for our products, the geographic mix of our customers, the strength of competitor’s product offerings, and the availability of government incentives for the end-users of our products.
Our revenue growth is dependent on continued growth in the amount of energy storage systems constructed each year and our ability to increase our share of demand in the geographic regions where we currently compete and plan to compete in the future. Additionally, our revenue growth is dependent on our ability to continue to develop and commercialize new and innovative products on a cost effective basis to meet our customers’ energy storage needs.
Cost of Revenue
Cost of revenue primarily consists of product costs, including purchased equipment and supplies, as well as costs related to subcontractors, direct labor, and consultants involved in constructing energy storage systems and providing construction support services as part of our licensing agreements. Additionally, cost of revenue includes expenses associated with letters of credit and performance bonds required for our BESS projects.
Our cost of revenue is affected by underlying costs for batteries, inverters, enclosures, cables, raw materials (including cement, steel, aluminum, and lithium), and the cost of subcontractors to provide construction services.
Gross Profit and Gross Profit Margin
Gross profit and gross profit margin may vary from period to period due to the timing of transferring control of significant uninstalled materials to customers under contracts to sell energy storage systems. When control of significant uninstalled materials is transferred to customers, the Company recognizes revenue in an amount equal to the cost of those materials. The profit margin inherent in these materials is deferred until the Company fulfills its obligation to install the materials during construction of the energy storage systems. As a result, gross profit and gross profit margin will vary from period to period depending on the timing of revenue recognition related to uninstalled materials.

Additionally, gross profit and gross profit margin may vary from period to period due to our sales volume, product prices, product costs, product mix, geographical mix, along with the timing of when we perform installation and construction services.
Sales and Marketing (“S&M”) Expenses
S&M expenses consist primarily of internal personnel-related costs for marketing, sales, and related support teams, as well as external costs such as professional service fees, trade shows, marketing and sales-related promotional materials, public relations expenses, website operating and maintenance costs. Personnel-related expenses include salaries, benefits, and stock-based compensation expenses. We expect our S&M expenses to increase over time as we hire additional personnel to support the overall growth of our business.
Research and Development (“R&D”) Expenses
R&D expenses consist primarily of internal and external expenses incurred in connection with our research activities and development programs that include materials costs directly related to product development, testing and evaluation costs, construction costs including labor and transportation of material, overhead related costs and other direct expenses consisting of personnel-related expenses and consulting expenses relating to study of product safety, reliability and development. Personnel-related expenses consist of salaries, benefits, and stock-based compensation expense. We expect our R&D costs to increase for the foreseeable future as we continue to invest in these activities to achieve our product design, engineering, and development roadmap.
General and Administrative (“G&A”) Expenses
G&A expenses consist of information technology expenses, legal and professional fees, travel costs, and personnel-related expenses for our corporate, executive, finance, and other administrative functions, including expenses for professional and contract services. Personnel-related expenses consist of salaries, benefits, and stock-based compensation expense. To a lesser extent, general and administrative expense includes investor relations costs, insurance costs, rent, office expenses, and maintenance costs. We expect our G&A expenses to increase in the foreseeable future as we hire personnel to meet the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance requirements, investor relations fees, SOX 404 implementation fees, and other administrative and professional services.
Depreciation and Amortization Expense
Depreciation expense consists of costs associated with property and equipment, and amortization of intangibles. We expect to invest in additional property, equipment, and other assets as we construct and own energy storage systems, which will result in additional depreciation expense in the future.
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

Results of operations
Consolidated Comparison of Three and Six Months Ended June 30, 2023 to June 30, 2022
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue	$39,680	$977	$38,703	$51,102	$43,861	$7,241
Cost of revenue	35,733	571	35,162	44,736	571	44,165
Gross profit	3,947	406	3,541	6,366	43,290	(36,924)
Operating Expenses:
Sales and marketing	4,852	1,949	2,903	9,426	4,529	4,897
Research and development	10,218	8,632	1,586	21,396	17,114	4,282
General and administrative	17,012	10,613	6,399	36,412	20,380	16,032
Depreciation and amortization	226	1,186	(960)	435	2,404	(1,969)
Loss from operations	(28,361)	(21,974)	(6,387)	(61,303)	(1,137)	(60,166)
Other Income (Expense):
Interest expense	—	—	—	(1)	(1)	—
Change in fair value of warrant liability	—	15,592	(15,592)	—	(4,645)	4,645
Transaction costs	—	—	—	—	(20,586)	20,586
Other income, net	2,203	249	1,954	3,979	285	3,694
Loss before income taxes	$(26,158)	$(6,133)	$(20,025)	$(57,325)	$(26,084)	$(31,241)
Revenue
The Company recognized revenue for the product and service categories as follows for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Build and transfer energy storage products	$39,531	$—	$50,804	$—
Licensing of intellectual property	—	—	—	42,884
Other	149	977	298	977
Total revenue	$39,680	$977	$51,102	$43,861
Revenue for the three months ended June 30, 2023 increased by $38.7 million to $39.7 million compared to $1.0 million for the three months ended June 30, 2022. Revenue for the six months ended June 30, 2023 increased by $7.2 million to $51.1 million compared to $43.9 million for the six months ended June 30, 2022.
Revenue for the three and six months ended June 30, 2023 primarily consisted of $39.5 million and $50.8 million in revenue, respectively, related to the building and transferring of energy storage products. This revenue was attributable to the Company’s physical advancement on its BESS projects during the three and six months ended June 30, 2023. Revenue from one customer accounted for 90% of total revenue for the three months ended June 30, 2023 and revenue from two customers accounted for 80% and 14% of total revenue, respectively, for the six months ended June 30, 2023.
Revenue for the three months ended June 30, 2022 consisted of $1.0 million in revenue related to the Company providing construction support services to an intellectual property licensing customer. Revenue for the six months ended June 30, 2022 primarily consisted of $42.9 million in revenue attributable to licensing the Company’s EVx intellectual property. One customer accounted for 100% of total revenue for the three and six months ended June 30, 2022.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2023 increased by $35.2 million to $35.7 million compared to $0.6 million for the three months ended June 30, 2022. Cost of revenue for the six months ended June 30, 2023 increased by $44.2 million to $44.7 million compared to $0.6 million for the six months ended June 30, 2022.
Cost of revenue for the three and six months ended June 30, 2023 primarily consisted of construction costs associated with the Company’s BESS projects.

Cost of revenue for the three and six months ended June 30, 2022 consisted of costs related to providing construction support services to an intellectual property licensing customer.
Gross Profit and Gross Profit Margin
Gross profit was $3.9 million and $6.4 million, respectively for the three and six months ended June 30, 2023, and gross profit margin was 9.9% and 12.5%, respectively. Gross profit and gross profit margin for the three and six months ended June 30, 2023 were primarily attributable to the advancement of physical progress on the Company’s BESS projects.
Gross profit was $0.4 million and $43.3 million, respectively for the three and six months ended June 30, 2022, and gross profit margin was 41.6% and 98.7%, respectively. Gross profit and gross profit margin for the three months ended June 30, 2022 were attributable to the Company providing construction support services to an intellectual property licensing customer. Gross profit and gross profit margin for the six months ended June 30, 2022 were primarily attributable to the Company’s intellectual property licensing revenue, which did not have any associated cost of revenue.
S&M
S&M expenses increased by $2.9 million to $4.9 million for the three months ended June 30, 2023, compared to $1.9 million for the three months ended June 30, 2022. The increase in S&M expenses was primarily attributable to an increase in personnel-related expenses of $2.5 million. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $1.7 million for the three months ended June 30, 2023, compared to $0.4 million for the three months ended June 30, 2022. Additionally, consulting expenses increased by $0.2 million and travel expenses increased by $0.1 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
S&M expenses increased by $4.9 million to $9.4 million for the six months ended June 30, 2023, compared to $4.5 million for the six months ended June 30, 2022. The increase in S&M expenses was primarily attributable to an increase in personnel-related expenses of $5.2 million. The increase in personnel costs was due to expanded headcount, particularly at the senior levels, and increased stock-based compensation expense. Stock-based compensation expense was $3.7 million for the six months ended June 30, 2023, compared to $0.9 million for the six months ended June 30, 2022. Additionally, consulting expenses increased by $0.3 million and travel expenses increased by $0.2 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. These increases in costs were partially offset by a $0.9 million decrease in marketing and public relation costs.
R&D
R&D expenses increased by $1.6 million to $10.2 million for the three months ended June 30, 2023, compared to $8.6 million for the three months ended June 30, 2022. The increase in R&D expenses was primarily attributable to a $2.4 million increase in personnel-related expenses. The increase in personnel costs was due to expanded headcount. Partially offsetting this increase in costs was a $0.8 million decrease in engineering costs.
R&D expenses increased by $4.3 million to $21.4 million for the six months ended June 30, 2023, compared to $17.1 million for the six months ended June 30, 2022. The increase in research and development expenses was primarily attributable to a $3.3 million increase in personnel-related expenses, a $0.6 million increase in engineering costs, and a $0.3 million increase in consulting expenses. The increase in personnel costs was due to expanded headcount.
G&A
G&A expenses increased by $6.4 million to $17.0 million for the three months ended June 30, 2023 compared to $10.6 million for the three months ended June 30, 2022. The increase in G&A expenses was primarily attributable to a $4.9 million increase in personnel-related expenses, a $0.5 million increase in legal and professional fees, a $0.3 million increase in software expenses, a $0.3 million increase in insurance costs, and a $0.3 million increase in the provision for credit losses. The increase in personnel costs was due to expanded headcount and increased stock-based compensation. Stock-based compensation was $5.6 million for the three months ended June 30, 2023, compared to $3.2 million for the three months ended June 30, 2022.
G&A expenses increased by $16.0 million to $36.4 million for the six months ended June 30, 2023 compared to $20.4 million for the six months ended June 30, 2022. The increase in G&A expenses was primarily attributable to a $12.7 million increase in personnel-related expenses, a $0.7 million increase in legal and professional fees, a $0.7 million increase in software expenses, a $0.6 million increase in insurance costs, a $0.5 million increase in consulting expenses, a $0.2 million increase in the provision for credit losses, and a $0.2 million increase in operating and short-term lease costs. The increase in personnel costs was due to expanded headcount and increased stock-based compensation. Stock-based compensation was $14.2 million for the six months ended June 30, 2023, compared to $8.2 million for the six months ended June 30, 2022.

Depreciation and Amortization
Depreciation and amortization expense decreased by $1.0 million to $0.2 million for the three months ended June 30, 2023, compared to $1.2 million for the three months ended June 30, 2022. Depreciation and amortization expense decreased by $2.0 million to $0.4 million for the six months ended June 30, 2023, compared to $2.4 million for the six months ended June 30, 2022. These decreases were primarily due to the decommissioning of the CDU in 2022, resulting in no comparable depreciation expense in 2023 as the CDU had become fully depreciated by December 31, 2022.
Change in fair value of warrant liability
There was no change in the fair value of the Company’s warrant liability for the three and six months ended June 30, 2023 compared to a $15.6 million gain and a $4.6 million loss for the three and six months ended June 30, 2022, respectively. The Company only had private warrants outstanding during the three and six months ended June 30, 2023, compared to having both public and private warrants outstanding during the three and six months ended June 30, 2022.
Transaction costs
The Company did not recognize any transaction costs during the three and six months ended June 30, 2023, nor during the three months ended June 30, 2022. The Company recognized transaction costs of $20.6 million related to the consummation of the Merger during the six months ended June 30, 2022.
Other income, net
Other income, net increased by $2.0 million to $2.2 million for the three months ended June 30, 2023 compared to $0.2 million for the three months ended June 30, 2022. The improvement resulted primarily from an increase in interest income.
Other income, net increased by $3.7 million to $4.0 million for the six months ended June 30, 2023 compared to $0.3 million for the six months ended June 30, 2022. The improvement resulted primarily from an increase in interest income.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our net cash used in operating and investing activities primarily through the issuance and sale of equity and the proceeds from the Merger and the PIPE. Our cash equivalents are highly liquid investments purchased with an original or remaining maturities of three months or less. Substantially all of our restricted cash balance is held by banks as collateral for the Company’s letters of credit.
The following table summarizes our cash, cash equivalents, and restricted cash balances as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$107,049	$203,037
Restricted cash	57,988	83,145
Total cash, cash equivalents, and restricted cash	$165,037	$286,182
Short-Term Liquidity
Management believes that its cash, cash equivalents, and restricted cash on hand as of June 30, 2023 will be sufficient to fund our operating activities for at least the next twelve months without regard to any cash proceeds we may receive in the future upon the exercise of our private warrants. The exercise price for any of our private warrants is $11.50 per warrant, subject to certain specified adjustments. To the extent that the price of our common stock exceeds $11.50 per share, it is more likely that our private warrant holders will exercise their warrants. To the extent that the price of our common stock declines, including a decline below $11.50 per share, it is less likely that our private warrant holders will exercise their warrants.
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
Licensing Agreements with Extended Payment Terms
The Company has licensed its gravity storage technology and certain of these agreements contain extended payment terms. Expected cash inflows from licensing agreements with extended payment terms as of June 30, 2023 were as follows (amounts in thousands):

Amount
Remainder of 2023	$2,100
2024	3,500
2025	8,250
2026	6,250
2027	6,750
Thereafter	33,750
Total	$60,600
Contractual Obligations
Our principal commitments as of June 30, 2023 consisted primarily of obligations under operating leases, finance leases, deferred pensions, and issued purchase orders. Our non-cancellable purchase obligations as of June 30, 2023 totaled approximately $20.1 million.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(91,824)	$(26,854)
Net cash used in investing activities	(24,817)	(2,333)
Net cash provided by (used in) financing activities	(4,470)	223,160
Effects of exchange rate changes on cash	(34)	(35)
Net increase (decrease) in cash	$(121,145)	$193,938
Operating Activities
During the six months ended June 30, 2023 and 2022, cash used in operating activities totaled $91.8 million and $26.9 million, respectively. During the six months ended June 30, 2023, cash used in operating activities was negatively impacted by a net loss of $57.3 million, an increase in operating assets of $50.9 million, and a decrease in operating liabilities of $7.5 million. The increase in operating assets was primarily due to a $54.9 million increase in advances to suppliers related to equipment purchases for our BESS projects, and a $34.8 million increase in contract assets primarily due to an increase in unbilled receivables. These increases in operating assets were partially offset by a $32.3 million decrease in accounts receivable, a $4.4 million decrease in inventory, and a $2.1 million decrease in prepaid and other current assets. The decrease in operating liabilities was primarily due to $46.0 million decrease in accounts payable and accrued expenses, partially offset by a $38.9 million increase in deferred revenue. Operating cash flows were positively impacted by non-cash charges of $23.9 million, which was primarily attributable to $23.8 million in stock-based compensation expense.
During the six months ended June 30, 2022, cash used in operating activities of $26.9 million was negatively impacted by a net loss of $26.3 million and an increase in operating assets of $30.5 million. The change in operating assets was primarily due to a $22.5 million increase in contract assets and a $5.6 million increase in accounts receivable. Operating cash flows were positively impacted by non-cash charges of $22.9 million and a $7.0 million increase in operating liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $15.9 million, change in the fair value of the warrant liability of $4.6 million, and depreciation and amortization of $2.4 million. The increase in operating liabilities primarily consisted of a $9.7 million increase in deferred revenue, partially offset by a $2.7 million decrease in accounts payable and accrued expenses.

Investing Activities
During the six months ended June 30, 2023 and 2022, cash used in investing activities totaled $24.8 million and $2.3 million, respectively. Cash used in investing activities for the six months ended June 30, 2023 consisted of $18.8 million for the purchase of property and equipment, primarily related to the energy storage systems being constructed in Snyder, Texas and Calistoga, California, and $6.0 million for the purchase of equity securities in KORE Power, a U.S. manufacturer of battery cells and modules.
Cash used in investing activities for the six months ended June 30, 2022 consisted of $2.0 million for the purchase of a convertible note from DG Fuels and $0.3 million for the purchase of property and equipment.
Financing Activities
During the six months ended June 30, 2023, cash used in financing activities totaled $4.5 million, compared to cash provided by financing activities of $223.2 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, cash used in financing activities was primarily due to $4.6 million in tax payments related to the net settlement of equity awards, partially offset by $0.1 million in cash proceeds from the exercise of stock options.
During the six months ended June 30, 2022, cash provided by financing activities was primarily attributable to $235.9 million in proceeds from the reverse recapitalization and PIPE financing, net, partially offset by $20.7 million in transaction cost payments related to the reverse recapitalization.
Non-GAAP Financial Measure
To complement our condensed consolidated statements of operations, we use non-GAAP financial measures of adjusted S&M expenses, adjusted R&D expenses, adjusted G&A expenses, and adjusted EBITDA. Management believes that these non-GAAP financial measures complement our GAAP amounts and such measures are useful to securities analysts and investors to evaluate our ongoing results of operations when considered alongside our GAAP measures. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to net loss as an indicator of our performance.
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
S&M expenses (GAAP)	$4,852	$1,949	$9,426	$4,529
Non-GAAP adjustment:
Stock-based compensation expense	1,727	402	3,676	892
Adjusted S&M expenses (non-GAAP)	$3,125	$1,547	$5,750	$3,637
The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
R&D expenses (GAAP)	$10,218	$8,632	$21,396	$17,114
Non-GAAP adjustment:
Stock-based compensation expense	2,785	3,011	5,934	6,792
Adjusted R&D expenses (non-GAAP)	$7,433	$5,621	$15,462	$10,322

The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
G&A expenses (GAAP)	$17,012	$10,613	$36,412	$20,380
Non-GAAP adjustment:
Stock-based compensation expense	5,581	3,248	14,199	8,179
Adjusted G&A expenses (non-GAAP)	$11,431	$7,365	$22,213	$12,201
The following table provides a reconciliation from net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss (GAAP)	$(26,162)	$(6,178)	$(57,329)	$(26,257)
Non-GAAP adjustments:
Interest income, net	(2,295)	(284)	(4,229)	(331)
Income tax expense	4	45	4	173
Depreciation and amortization	226	1,186	435	2,404
Stock-based compensation expense	10,093	6,661	23,809	15,863
Change in fair value of warrant liability	—	(15,592)	—	4,645
Transaction costs	—	—	—	20,586
Foreign exchange (gains) and losses	88	(45)	258	(56)
Adjusted EBITDA (non-GAAP)	$(18,046)	$(14,207)	$(37,052)	$17,027
We present adjusted EBITDA, which is net loss excluding adjustments that are outlined in the quantitative reconciliation provided above, as a supplemental measure of our performance and because we believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. The adjusted EBITDA measure excludes the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitates review of our operating performance on a period-to-period basis
In evaluating adjusted EBITDA, one should be aware that in the future we may incur expenses similar to the adjustments noted above. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these types of adjustments. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net loss, operating loss, or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our liquidity.
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
Off-Balance Sheet Commitments and Arrangements
The Company has not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC as of June 30, 2023.
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
As part of the filing of this Form 10-Q for the period ended June 30, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weakness described below.
Previously Reported Material Weakness
As disclosed in our 2022 Annual Report on Form 10-K filed with the SEC on April 13, 2023, the Company previously identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
Remediation Plans
We have measures in place to remediate the identified material weakness by further developing and implementing formal policies, processes, and documentation procedures relating to financial reporting. We believe the steps taken to date and those planned for future implementation will improve the effectiveness of our internal control over financial reporting, although we have not yet completed all remediation efforts. The material weakness cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
There is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of June 30, 2023, we had cash and cash equivalents of approximately $78.0 million that consisted of government money market funds. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our government money market funds.
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

Energy Vault Holdings, Inc.

Date: August 8, 2023	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Jan Kees van Gaalen
Name: Jan Kees van Gaalen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)