Form 10-Q
period 2023-09-30
Energy Vault Holdings, Inc.
filed 2023-11-07
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 143,545,721, shares of common stock, par value $0.0001 per share, outstanding as of November 2, 2023.

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
•the international nature of our operations and the impact of war or other hostilities on our business and global markets;
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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$74,236	$203,037
Restricted cash	57,986	83,145
Accounts receivable, net of allowance for credit losses of $59 and $— as of September 30, 2023 and December 31, 2022, respectively	26,759	37,460
Contract assets, net of allowance for credit losses of $1,237 and $— as of September 30, 2023 and December 31, 2022, respectively	64,492	28,978
Inventory	4,953	4,378
Customer financing receivable, current portion, net of allowance for credit losses of $187 and $— as of September 30, 2023 and December 31, 2022, respectively	1,313	1,500
Advances to suppliers	10,082	24,327
Prepaid expenses and other current assets	5,294	7,242
Total current assets	245,115	390,067
Property and equipment, net	25,707	3,044
Intangible assets	953	—
Operating lease right-of-use assets	1,106	1,442
Customer financing receivable, long-term portion, net of allowance for credit losses of $1,115 and $— as of September 30, 2023 and December 31, 2022, respectively	7,808	8,260
Investments	17,231	11,080
Other assets	2,617	2,820
Total Assets	$300,537	$416,713
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,651	$60,315
Accrued expenses	32,962	14,749
Contract liabilities, current portion	4,585	49,434
Lease liabilities, current portion	725	825
Total current liabilities	58,923	125,323
Deferred pension obligation	1,081	890
Contract liabilities, long-term portion	1,500	1,500
Other long-term liabilities	745	1,287
Total liabilities	62,249	129,000
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 143,441 issued and outstanding at September 30, 2023 and 138,530 at December 31, 2022	14	14
Additional paid-in capital	465,038	435,852
Accumulated deficit	(225,900)	(147,265)
Accumulated other comprehensive loss	(864)	(888)
Total stockholders’ equity	238,288	287,713
Total Liabilities and Stockholders’ Equity	$300,537	$416,713
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$172,205	$1,694	$223,307	$45,555
Cost of revenue	165,057	1,623	209,793	2,194
Gross profit	7,148	71	13,514	43,361
Operating expenses:
Sales and marketing	4,183	3,758	13,609	8,287
Research and development	8,156	11,655	29,552	28,769
General and administrative	15,810	12,878	52,222	33,258
Depreciation and amortization	235	5,158	670	7,562
Asset impairment	—	2,828	—	2,828
Loss from operations	(21,236)	(36,206)	(82,539)	(37,343)
Other income (expense):
Interest expense	(18)	—	(19)	(1)
Interest income	1,919	1,024	6,149	1,356
Change in fair value of warrant liability	—	6,706	—	2,061
Transaction costs	—	—	—	(20,586)
Other expense, net	(8)	(104)	(259)	(151)
Loss before income taxes	(19,343)	(28,580)	(76,668)	(54,664)
Provision (benefit) for income taxes	(401)	185	(397)	358
Net loss	$(18,942)	$(28,765)	$(76,271)	$(55,022)

Net loss per share — basic and diluted	$(0.13)	$(0.21)	$(0.54)	$(0.46)
Weighted average shares outstanding — basic and diluted	143,867	140,302	142,052	118,560

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$(130)	$1	$(184)	$561
Foreign currency translation gain (loss)	42	(8)	208	(363)
Total other comprehensive income (loss)	(88)	(7)	24	198
Total comprehensive loss	$(19,030)	$(28,772)	$(76,247)	$(54,824)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	142,703	$14	$455,283	$(206,958)	$(776)	$247,563
Exercise of stock options	136	—	110	—	—	110
Stock based compensation	—	—	10,714	—	—	10,714
Vesting of RSUs, net of shares withheld for payroll taxes	602	—	(1,069)	—	—	(1,069)
Net loss	—	—	—	(18,942)	—	(18,942)
Actuarial loss on pension	—	—	—	—	(130)	(130)
Foreign currency translation gain	—	—	—	—	42	42
Balance at September 30, 2023	143,441	$14	$465,038	$(225,900)	$(864)	$238,288

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	134,441	$13	$402,004	$(95,223)	$(208)	$306,586
Exercise of stock options	114	—	95	—	—	95
Exercise of warrants	2,190	1	14,523	—	—	14,524
Stock based compensation	—	—	10,894	—	—	10,894
Vesting of RSUs, net of shares withheld for payroll taxes	1,094	—	(3,017)	—	—	(3,017)
Net loss	—	—	—	(28,765)	—	(28,765)
Actuarial gain on pension	—	—	—	—	1	1
Foreign currency translation loss	—	—	—	—	(8)	(8)
Balance at September 30, 2022	137,839	$14	$424,499	$(123,988)	$(215)	$300,310

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	138,530	$14	$435,852	$(147,265)	$(888)	$287,713
Adoption of ASU 2016-13	—	—	—	(2,364)	—	(2,364)
Exercise of stock options	277	—	223	—	—	223
Stock based compensation	—	—	34,523	—	—	34,523
Vesting of RSUs, net of shares withheld for payroll taxes	4,634	—	(5,560)	—	—	(5,560)
Net loss	—	—	—	(76,271)	—	(76,271)
Actuarial loss on pension	—	—	—	—	(184)	(184)
Foreign currency translation gain	—	—	—	—	208	208
Balance at September 30, 2023	143,441	$14	$465,038	$(225,900)	$(864)	$238,288

	Nine Months Ended September 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,741	$182,709	20,432	$—	$713	$(68,966)	$(413)	$(68,666)
Conversion of convertible preferred stock into common stock in connection with reverse recapitalization	(85,741)	(182,709)	85,741	9	182,700	—	—	182,709
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	27,553	3	191,856	—	—	191,859
Exercise of stock options	—	—	146	1	130	—	—	131
Exercise of warrants	—	—	2,873	1	25,360	—	—	25,361
Stock based compensation	—	—	—	—	26,757	—	—	26,757
Vesting of RSUs, net of shares withheld for payroll taxes	—	—	1,094	—	(3,017)	—	—	(3,017)
Net loss	—	—	—	—	—	(55,022)	—	(55,022)
Actuarial gain on pension	—	—	—	—	—	—	561	561
Foreign currency translation loss	—	—	—	—	—	—	(363)	(363)
Balance at September 30, 2022	—	$—	137,839	$14	$424,499	$(123,988)	$(215)	$300,310
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(76,271)	$(55,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670	7,562
Non-cash interest income	(1,039)	(217)
Stock based compensation	34,523	26,757
Asset impairment	—	2,828
Change in fair value of warrant liability	—	(2,061)
Change in pension obligation	1	21
Change in asset retirement obligation	(375)	(93)
Change in warranty accrual	130	—
Provision for credit losses	234	—
Foreign exchange gains and losses	308	163
Change in operating assets	(2,938)	(55,247)
Change in operating liabilities	(71,293)	27,514
Net cash used in operating activities	(116,050)	(47,795)
Cash Flows From Investing Activities
Purchase of property and equipment	(27,182)	(679)
Purchase of equity securities	(6,000)	—
Purchase of convertible notes	—	(2,000)
Net cash used in investing activities	(33,182)	(2,679)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	223	131
Proceeds from insurance premium financings	1,250	—
Proceeds from reverse recapitalization and PIPE financing, net	—	235,940
Proceeds from exercise of warrants	—	7,855
Repayment of insurance premium financings	(394)	—
Payment of transaction costs related to reverse recapitalization	—	(20,651)
Payment of taxes related to net settlement of equity awards	(5,703)	(3,017)
Payment of finance lease obligations	(31)	(51)
Net cash provided by (used in) financing activities	(4,655)	220,207
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(73)	(123)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(153,960)	169,610
Cash, cash equivalents, and restricted cash – beginning of the period	286,182	105,125
Cash, cash equivalents, and restricted cash – end of the period	132,222	274,735
Less: Restricted cash at end of period	57,986	25,086
Cash and cash equivalents - end of period	$74,236	$249,649

ENERGY VAULT HOLDING, INC.

Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
In Thousands

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	46	3
Cash paid for interest	19	1
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of redeemable preferred stock into common stock in connection with the reverse recapitalization	—	182,709
Warrants assumed as part of reverse recapitalization	—	19,838
Actuarial gain (loss) on pension	(184)	561
Property and equipment financed through accounts payable and accrued expenses	3,595	—
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
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of September 30, 2023 and the Company’s results of operations and comprehensive loss, convertible preferred stock and stockholders’ equity activities, and the cash flows for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any interim period or for any other future year.
Principles of Consolidation
These unaudited interim condensed consolidated financial statements include Energy Vault Holdings, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
If the Company has a variable interest in an entity, an assessment is performed to determine if that entity is a variable interest entity (“VIE”), and if so, if the Company is the primary beneficiary of the VIE. The assessment of whether an entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These factors include: (i) determining whether the entity has sufficient equity at risk, (ii) evaluating whether the equity holders, as a group, lack the ability to make decisions that significantly affect the economic performance of the entity, and (iii) determining whether the entity is structured with disproportionate voting rights in relation to their equity interests. The Company has determined that it is not the primary beneficiary of any VIEs in which it has a variable interest as of September 30, 2023.
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
As of September 30, 2023, two customers accounted for 73% and 19% of accounts receivable, respectively. As of December 31, 2022, two customers accounted for 78% and 16% of accounts receivable, respectively.
As of September 30, 2023 and December 31, 2022, one customer accounted for 100% of the customer financing receivable.
Revenue from two customers accounted for 59% and 38% of total revenue, respectively, for the three months ended September 30, 2023 and revenue from three customers accounted for 47%, 33%, and 20% of total revenue, respectively, for the nine months ended September 30, 2023. Revenue from two customers accounted for 68% and 32% of total revenue, respectively for the three months ended September 30, 2022 and revenue from one customer accounted for 97% of total revenue for the nine months ended September 30, 2022.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on April 13, 2023. There have been no significant changes to these policies during the nine months ended September 30, 2023, except as described below under the heading, “Recently Adopted Accounting Pronouncements.”

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amended the impairment model to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. This standard replaces the previous incurred loss impairment model that recognized losses when a probable threshold was met, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is acquired or purchased. The Company adopted the standard on January 1, 2023 using the modified retrospective method, which required a cumulative effect adjustment to accumulated deficit of $2.4 million, driven by the Company’s accounts receivables, contract assets, and customer financing receivable.
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
NOTE 4. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Build and transfer energy storage products	$171,935	$1,153	$222,739	$1,153
Licensing of intellectual property	—	—	—	42,884
Other (1)	270	541	568	1,518
Total revenue	$172,205	$1,694	$223,307	$45,555
_________________
(1) Includes revenue related to the amortization of deferred revenue and cost reimbursements from providing construction support services.
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of September 30, 2023, the amount of the Company’s remaining performance obligations was $255.5 million. The Company generally expects to recognize approximately 50% of the remaining performance obligations as revenue over the next twelve months and the remainder between thirteen and twenty-four months from September 30, 2023.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	September 30, 2023	December 31, 2022
Refundable contribution	$25,000	$25,000
Unbilled receivables	35,367	531
Retainage	5,362	3,447
Less allowance for credit losses	(1,237)	—
Contract assets, net of allowance for credit losses	$64,492	$28,978

Contract liabilities, current portion	$4,585	$49,434
Contract liabilities, long-term portion	1,500	1,500
Total contract liabilities	$6,085	$50,934
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
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three and nine months ended September 30, 2023, the Company recognized revenue of $28.3 million and $45.9 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2022, primarily as a result of the advancement of physical progress on the related projects during the period.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the three and nine months ended September 30, 2023 (amounts in thousands):

	Three Months Ended September 30, 2023
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$12	$1,318	$1,274	$2,604
Provision (benefit) for credit losses	47	(81)	28	(6)
Allowance for credit losses, end of period	$59	$1,237	$1,302	$2,598

	Nine Months Ended September 30, 2023
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—
Addition due to adoption of ASU 2016-13	81	1,063	1,220	2,364
Provision (benefit) for credit losses	(22)	174	82	234
Allowance for credit losses, end of period	$59	$1,237	$1,302	$2,598
The Company did not have allowance or a provision for credit losses during the three and nine months ended September 30, 2022.
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
The Company evaluates its customer financing receivable on a periodic basis by monitoring the credit quality and financial condition of the guarantor for the customer. The amortized cost basis for the Company’s customer financing receivable was $10.4 million and $9.8 million as of September 30, 2023 and December 31, 2022, respectively.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows as of September 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative asset — conversion option (1)	$—	$—	$1,025	$1,025
Warrant liability (2)	—	—	(2)	(2)
__________________
(1) Refer to Note 8 - Investments for further information.
(2) Refer to Note 13 - Warrants for further information.
NOTE 7. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for a gravity based system from a customer that was owned by one of its primary shareholders; the order remains outstanding as of September 30, 2023. The deposit and order were received before the owner of the customer became one of the Company’s primary shareholders. This deposit is recognized in the line item, contract liabilities, long-term portion, in the condensed consolidated balance sheets.
During the three and nine months ended September 30, 2023, the Company paid contracted engineering, design, and civil tolerance code calculation support fees of $49 thousand and $0.2 million respectively, to an immediate family member of an executive officer. During the three and nine months ended September 30, 2022, the Company paid $0.1 million and $0.3 million respectively. The Company retains all intellectual property as part of these services.
During the three and nine months ended September 30, 2023, the Company paid GESS construction and testing costs of $0.1 million and $0.3 million respectively, to a local company owned by an immediate family member of an employee. During the three and nine months ended September 30, 2022, the Company paid $0.1 million and $0.4 million, respectively.
During the three and nine months ended September 30, 2023, the Company paid $— and $0.1 million, respectively, in primary market research and business development consulting costs to a company owned by an officer of the Company. During the three and nine months ended September 30, 2022, the Company paid $0.1 million and $0.2 million, respectively.
During the three and nine months ended September 30, 2023, the Company paid $0.4 million and $1.2 million, respectively in marketing and sales costs to a company owned by an immediate family member of an officer of the Company. During the three and nine months ended September 30, 2022, the Company paid $0.3 million and $0.8 million, respectively.
In May 2023, the Company signed a technology license option agreement with a company affiliated with a member of Energy Vault’s Board. The agreement permits the customer to exercise options to enter into licensing agreements in certain territories to use the Company’s gravity storage technology for a fee of $0.5 million. As of September 30, 2023, the $0.5 million fee was recorded in the line item, contract liabilities, current portion, in the condensed consolidated balance sheets. The customer exercised its option for one of the territories on June 30, 2023 for a contracted value of $41.5 million to be paid over a 10-year period.
NOTE 8. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s condensed consolidated balance sheets (amounts in thousands):

	September 30, 2023	December 31, 2022
Investment in equity securities	$15,000	$9,000
Convertible note receivable	2,231	2,080
	$17,231	$11,080

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative, which requires bifurcation and separate accounting at its estimated fair value under ASC 815 – Derivative and Hedging. The embedded derivative upon the purchase of the DG Fuels Tranche 1 Note was an asset of $0.4 million and the embedded derivative upon the purchase of the DG Fuels Tranche 2 note was an asset of $0.7 million. The estimated fair value of the derivative instruments was recognized as a derivative asset on the condensed consolidated balance sheets, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income from the DG Fuels Note of $0.1 million and $0.4 million, respectively, for the three and nine months ended September 30, 2023 and $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2022. Interest income related to the amortization of the debt discount was $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2023 and $33 thousand and $0.1 million, respectively, for the three and nine months ended September 30, 2022.
At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other income, net in the consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2023 and 2022, there was no change in the fair value of the embedded derivative.
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning of period	$1,025	$1,025	$1,025	$350
Additions	—	—	—	675
Change in fair value	—	—	—	—
End of period	$1,025	$1,025	$1,025	$1,025
The Company has determined that DG Fuels is a variable interest entity and that the Company has a variable interest in it through the DG Fuels note. The Company is not the primary beneficiary of DG Fuels, and thus is not required to consolidate DG Fuels. The Company’s maximum exposure to loss related to DG Fuels is limited to the Company’s investment of $3.0 million.

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Investment in Equity Securities
In November 2022, the Company purchased $9.0 million of equity securities in KORE Power, Inc. (“KORE”), a U.S. manufacturer of battery cells and modules. In February 2023, the Company purchased an additional $6.0 million of equity securities, increasing the Company’s total investment in KORE to $15.0 million.
These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. As of September 30, 2023 and December 31, 2022, the carrying value of these equity securities was equal to its cost basis.
NOTE 9. PROPERTY AND EQUIPMENT, NET
As of September 30, 2023 and December 31, 2022, property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2023	December 31, 2022
Buildings	$774	$—
Machinery and equipment	7,907	657
Finance lease right-of-use assets – vehicles	180	178
Furniture and IT equipment	1,314	815
Leasehold improvements	691	529
Construction in progress	16,223	1,268
Total property and equipment	27,089	3,447
Less: accumulated depreciation and amortization	(1,382)	(403)
Property and equipment, net	$25,707	$3,044
For the three and nine months ended September 30, 2023, depreciation and amortization related to property and equipment was $0.2 million and $0.7 million, respectively. Depreciation and amortization related to property and equipment was $5.2 million and $7.6 million for the three and nine months ended September 30, 2022, respectively.
The increases in machinery and equipment and construction in progress primarily relate to the energy storage systems being constructed in Snyder, Texas and Calistoga, California.
NOTE 10. DEBT
In July 2023, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $1.1 million through nine equal monthly payments, at an annual interest rate of 7.0%, commencing on July 15, 2023.
In September 2023, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $0.2 million through four equal monthly payments, at an annual interest rate of 7.0%, commencing on September 15, 2023.
As of September 30, 2023, the carrying value of the Company’s insurance premium financings was $0.9 million and are included in the line item, accrued expenses, in the condensed consolidated balance sheets.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	September 30, 2023	December 31, 2022
Other assets:
Derivative asset — conversion option	$1,025	$1,025
Other	1,592	1,795
Total	$2,617	$2,820

Accrued expenses:
Professional fees	$3,409	$—
Accrued purchases	19,887	1,671
Employee costs	3,927	8,711
Taxes payable	4,833	4,168
Insurance premium financing	856	—
Warranty accrual	50	—
Other	—	199
Total	$32,962	$14,749

Lease liabilities, current portion:
Operating leases	$711	$787
Finance leases	14	38
Total	$725	$825

Other long-term liabilities:
Operating leases	$447	$709
Asset retirement obligation	196	560
Warranty accrual	80	—
Finance leases	20	16
Warrant liability	2	2
Total	$745	$1,287
NOTE 12. STOCKHOLDERS’ EQUITY
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
NOTE 13. WARRANTS
Upon the Closing of the Merger, the Company assumed 9.6 million Public Warrants and 5.2 million Private Warrants. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
All Public Warrants were exercised or redeemed during 2022. There were no Public Warrants outstanding as of September 30, 2023 and December 31, 2022. There has not been any Private Warrant activity since the Closing of the Merger and there were 5.2 million Private Warrants outstanding as of September 30, 2023, December 31, 2022, and September 30, 2022.
The following table summarizes the Public Warrant activity for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Number of Public Warrants at beginning of period	8,900	—
Warrants assumed upon Closing of Merger	—	9,583
Warrants exercised	(8,665)	(9,348)
Warrants redeemed	(235)	(235)
Number of Public Warrants at end of period	—	—
The Public Warrants were classified as Level 1 measurements from the Closing of the Merger through the date they were redeemed as the Public Warrants had an adequate trading volume to provide reliable indication of value. The Private Warrants were classified as Level 2 from the Closing of the Merger through the Public Warrant redemption date of August 1, 2022 because the Private Warrants had similar terms to the Public Warrants. Upon the ceasing of trading of the Public Warrants on August 1, 2022, the fair value measurement of the Private Warrants transferred from Level 2 to Level 3 and the Company uses a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility. A significant increase in the expected volatility in isolation would result in a significantly higher fair value measurement. The Private Warrants were valued at less than $0.01 per warrant as of September 30, 2023. As of September 30, 2023 and December 31, 2022, the Company’s warrant liability for its Private Warrants was $2 thousand.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the changes in the fair value of the Company’s warrant liability for the three months and nine months ended September 30, 2022 (amounts in thousands):

	Three Months Ended September 30, 2022
	Public Warrants	Private Warrants	Total Warrants
Warrant liability at beginning of period	$13,439	$8,060	$21,499
Warrants exercised	(14,499)	—	(14,499)
Warrants redeemed	(23)	—	(23)
Change in fair value	1,083	(7,789)	(6,706)
Warrant liability at end of period	$—	$271	$271

	Nine Months Ended September 30, 2022
	Public Warrants	Private Warrants	Total Warrants
Warrant liability at beginning of period	$—	$—	$—
Warrant liability assumed upon Closing of the Merger	12,938	6,900	19,838
Warrants exercised	(17,483)	—	(17,483)
Warrants redeemed	(23)	—	(23)
Change in fair value	4,568	(6,629)	(2,061)
Warrant liability at end of period	$—	$271	$271
NOTE 14. STOCK-BASED COMPENSATION
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Stock Option Activity
Stock option activity for the nine months ended September 30, 2023 was as follows (in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	1,093	$0.79	8.10	$2,551
Stock options granted	5,170	1.86	—	—
Stock options exercised	(277)	0.80	—	510
Stock options forfeited, canceled, or expired	(3)	0.80	—	—
Balance as of September 30, 2023	5,983	1.71	6.68	5,005

Options exercisable as of September 30, 2023	623	0.67	7.00	1,172
Options vested and expected to vest as of September 30, 2023	5,983	1.71	6.68	5,005
As of September 30, 2023, total unrecognized stock-based compensation expense related to unvested awards that are expected to vest was $6.6 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.56 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of September 30, 2023.
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The following table summarizes the assumptions used for estimating the fair value of the stock options granted during the nine months ended September 30, 2023:

Common stock price	$1.86
Expected term (in years)	4.5
Expected volatility	100.0%
Risk-free interest rate	3.9%
Expected dividend yield	—

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units
RSU activity for the nine months ended September 30, 2023 was as follows (in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2022	23,799	$5.87
RSUs granted	6,017	2.58
RSUs forfeited	(624)	5.11
RSUs vested	(6,470)	7.38
Nonvested balance as of September 30, 2023	22,722	$4.77
As of September 30, 2023, unrecognized stock-based compensation expense related to these RSUs was $86.3 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.40 years.
During the nine months ended September 30, 2023, the Company granted RSUs to its CFO that vest based on market conditions. These RSUs will vest and convert to common stock subject to the Company’s stock price reaching certain price targets for 20 days in any 30 day trading window. The fair value of these RSUs will be recognized over the requisite service period regardless of whether or not the RSUs ultimately vest and convert to common stock. The fair value of these market-based RSUs were measured on the grant date using a Monte Carlo simulation model based on the following assumptions:

Common stock price	$3.46
Expected term (in years)	4.0
Expected volatility	90.0%
Risk-free interest rate	3.8%
Expected dividend yield	—
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and marketing	$1,801	$2,146	$5,477	$3,038
Research and development	2,898	4,219	8,832	11,011
General and administrative	6,015	4,529	20,214	12,708
Total stock-based compensation expense	$10,714	$10,894	$34,523	$26,757
NOTE 15. INCOME TAXES
The Company recognized a tax benefit of $0.4 million for the three and nine months ended September 30, 2023 and recognized a tax provision of $0.2 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 16. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(18,942)	$(28,765)	$(76,271)	$(55,022)
Weighted-average shares outstanding – basic and diluted	143,867	140,302	142,052	118,560
Net loss per share – basic and diluted	$(0.13)	$(0.21)	$(0.54)	$(0.46)

There were no common share equivalents that were dilutive for the three and nine months ended September 30, 2023 and 2022. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Three and Nine Months Ended
	September 30,
	2023	2022
Public and Private Warrants	5,167	5,167
Stock options	5,983	1,143
RSUs	22,722	14,485
Total	33,872	20,795
9.0 million shares of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of September 30, 2023, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
NOTE 17. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of September 30, 2023 consisted primarily of obligations under operating leases, finance leases, deferred pensions, and issued purchase orders. Our non-cancelable purchase obligations as of September 30, 2023 totaled approximately $57.0 million.
In connection with one of the Company’s licensing agreements, the Company agreed to make a refundable contribution to a customer in the amount up to $25.0 million during the period in which the customer constructs its first GESS. As of September 30, 2023, the Company has contributed all $25.0 million, which is included within the line item, contract assets, in the condensed consolidated balance sheets. The refundable contribution will be returned to the Company upon the customer’s first GESS reaching substantial completion, subject to adjustment for potential liquidated damages if certain performance metrics are not met.
Other Commitments and Contingencies
Letters of Credit: In the ordinary course of business and under certain contracts, the Company is required to post letters of credit for its customers, insurance carriers, and surety bond providers for project performance, and for its vendors for payment guarantees. Such letters of credit are generally issued by a bank or a similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. As of September 30, 2023, there was $79.7 million of letters of credit issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit. The Company’s restricted cash

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

balance of $58.0 million as of September 30, 2023 primarily consists of cash held by banks as collateral for the Company’s letters of credit.
Performance and Payment Bonds: In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2023, there were $198.0 million outstanding performance and payment bonds.
Other Bonds: In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of September 30, 2023, there were $28.8 million of outstanding other bonds.

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
Our energy storage and software solutions allow utilities, independent power producers, and large energy users to manage their power portfolios. We provide turnkey energy storage solutions that meet the demands of the market for shorter duration with our battery energy storage systems (“BESS”) and longer duration with our GESSs. In addition, our hybrid systems that incorporate other energy storage mediums, such as green hydrogen, address demand for extended duration energy storage. Our technology agnostic EMS platform, once fully functional, will orchestrate the management of one or more of our diverse storage mediums and the underlying generation assets to enable the delivery of power to our customers for their varied and multiple use cases.
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
•Hybrid energy storage systems are our integrated solutions which allow the pairing of various energy storage mediums to meet specific customer needs.
•Energy management software platform (“EMS”) is our proprietary software offering designed by our Energy Vault Solutions division that orchestrates the management of one or more of our diverse storage mediums, along with the underlying generation assets to enable the delivery of power to our customers for their varied and multiple use cases.
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
Recent Developments
In May 2023, the Company signed a technology license option agreement with a company affiliated with a member of Energy Vault’s Board. The agreement permits the customer to exercise options to enter into licensing agreements in certain territories to use the Company’s gravity storage technology for a fee of $0.5 million. The customer exercised its option for one of the territories on June 30, 2023 for a contracted value of $41.5 million to be paid over a 10-year period.
In August 2023, the Company entered into a contract with a customer whereby Energy Vault will construct a 400 MWh BESS in the southwest U.S. Construction on the BESS is expected to begin in 2024.
Key Operating Metrics
Bookings
Bookings represents the total MWhs to be delivered and the aggregate contracted value for energy storage systems, tolling arrangements, and license and service agreements signed during the period. The aggregate contracted value excludes any potential future variable payments or royalties.

The following table presents bookings for the periods indicated ($ in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Bookings [MWh]	400	495	(95)	400	495	(95)
Bookings [$]	$137,385	$206,794	$(69,409)	$170,478	$256,794	$(86,316)
Backlog
Backlog represents the amount of revenue we expect to realize in the future on uncompleted construction contracts, including new contracts under which work has not yet begun, as well as the remaining revenue to be recognized under the Company’s intellectual property licensing agreements. As of September 30, 2023, backlog totaled $255.5 million.
The Company generally expects to recognize 50%of the remaining performance obligations as revenue over the next twelve months and the remainder between thirteen and twenty-four months from September 30, 2023. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory, or other delays or cancellations including from economic or other conditions caused by supply chain disruptions, inflation, weather, and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. Customers may postpone or cancel construction projects due to changes in their spending plans, market volatility, changes in government permitting, regulatory delays, and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
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
Depreciation and Amortization Expense
Depreciation and amortization expense consists of costs associated with property and equipment, and amortization of intangibles. We expect to invest in additional property, equipment, and other assets as we construct and own energy storage systems, which will result in additional depreciation expense in the future.
Interest Income
Interest income consists of interest income from our money market funds, customer financing receivable, and convertible note receivable.
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

Results of operations
Consolidated Comparison of Three and Nine Months Ended September 30, 2023 to September 30, 2022
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	$ Change	2023	2022	$ Change
Revenue	$172,205	$1,694	$170,511	$223,307	$45,555	$177,752
Cost of revenue	165,057	1,623	163,434	209,793	2,194	207,599
Gross profit	7,148	71	7,077	13,514	43,361	(29,847)
Operating Expenses:
Sales and marketing	4,183	3,758	425	13,609	8,287	5,322
Research and development	8,156	11,655	(3,499)	29,552	28,769	783
General and administrative	15,810	12,878	2,932	52,222	33,258	18,964
Depreciation and amortization	235	5,158	(4,923)	670	7,562	(6,892)
Asset impairment	—	2,828	(2,828)	—	2,828	(2,828)
Loss from operations	(21,236)	(36,206)	14,970	(82,539)	(37,343)	(45,196)
Other income (expense):
Interest expense	(18)	—	(18)	(19)	(1)	(18)
Interest income	1,919	1,024	895	6,149	1,356	4,793
Change in fair value of warrant liability	—	6,706	(6,706)	—	2,061	(2,061)
Transaction costs	—	—	—	—	(20,586)	20,586
Other expense, net	(8)	(104)	96	(259)	(151)	(108)
Loss before income taxes	$(19,343)	$(28,580)	$9,237	$(76,668)	$(54,664)	$(22,004)
Revenue
The Company recognized revenue for the product and service categories as follows for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Build and transfer energy storage products	$171,935	$1,153	$222,739	$1,153
Licensing of intellectual property	—	—	—	42,884
Other	270	541	568	1,518
Total revenue	$172,205	$1,694	$223,307	$45,555
Revenue for the three months ended September 30, 2023 increased by $170.5 million to $172.2 million compared to $1.7 million for the three months ended September 30, 2022. Revenue for the nine months ended September 30, 2023 increased by $177.8 million to $223.3 million compared to $45.6 million for the nine months ended September 30, 2022.
Revenue for the three and nine months ended September 30, 2023 primarily consisted of $171.9 million and $222.7 million in revenue, respectively, related to the building and transferring of energy storage products. This revenue was attributable to the Company’s physical advancement on its BESS projects during the three and nine months ended September 30, 2023. Revenue from two customers accounted for 59% and 38% of total revenue, respectively, for the three months ended September 30, 2023 and revenue from three customers accounted for 47%, 33%, and 20% of total revenue, respectively, for the nine months ended September 30, 2023.
Revenue for the three months ended September 30, 2022 consisted of $1.2 million in revenue attributable to the building and transferring of energy storage products and $0.5 million in revenue attributable to the Company providing construction support services to an intellectual property licensing customer. Revenue for the nine months ended September 30, 2022 consisted of $42.9 million in revenue attributable to licensing the Company’s EVx intellectual property, $1.5 million in revenue attributable to the Company providing construction support services to an intellectual property licensing customer, and $1.2 million attributable to the building and transferring of energy storage products. Revenue associated with building and transferring energy storage products was attributable to the Company’s physical advancement on its BESS projects. Revenue from two different customers accounted for 68% and 32% of total revenue, respectively for the three months ended September 30, 2022 and revenue from one customer accounted for 97% of total revenue for the nine months ended September 30, 2022.
Cost of Revenue
Cost of revenue for the three months ended September 30, 2023 increased by $163.4 million to $165.1 million compared to $1.6 million for the three months ended September 30, 2022. Cost of revenue for the nine months ended September 30, 2023 increased by $207.6 million to $209.8 million compared to $2.2 million for the nine months ended September 30, 2022.
Cost of revenue for the three and nine months ended September 30, 2023 primarily consisted of construction costs associated with revenue recognized on BESS projects.
Cost of revenue for the three and nine months ended September 30, 2022 consisted of construction costs associated with revenue recognized on BESS projects and costs incurred to provide construction support services to an intellectual property licensing customer.
Gross Profit and Gross Profit Margin
Gross profit was $7.1 million and $13.5 million, respectively for the three and nine months ended September 30, 2023, and gross profit margin was 4.2% and 6.1%, respectively. Gross profit and gross profit margin for the three and nine months ended September 30, 2023 were primarily attributable to the advancement of physical progress on the Company’s BESS projects.
Gross profit was $0.1 million and $43.4 million, respectively for the three and nine months ended September 30, 2022, and gross profit margin was 4.2% and 95.2%, respectively. Gross profit and gross profit margin for the three months ended September 30, 2022 were attributable to the advancement of physical progress on the Company’s BESS projects and from the Company providing construction support services to an intellectual property licensing customer. Gross profit and gross profit margin for the nine months ended September 30, 2022 were primarily attributable to the Company’s intellectual property licensing revenue, which did not have any associated cost of revenue.
S&M
S&M expenses increased by $0.4 million to $4.2 million for the three months ended September 30, 2023, compared to $3.8 million for the three months ended September 30, 2022. The increase in S&M expenses was primarily attributable to an increase in personnel-related expenses of $0.2 million and an increase in consulting expenses of $0.1 million. The increase in personnel costs was due to expanded headcount.
S&M expenses increased by $5.3 million to $13.6 million for the nine months ended September 30, 2023, compared to $8.3 million for the nine months ended September 30, 2022. The increase in S&M expenses was primarily attributable to an increase in personnel-related expenses of $5.4 million. The increase in personnel costs was due to expanded headcount and increased stock-based compensation expense. Stock-based compensation expense was $5.5 million for the nine months ended September 30, 2023, compared to $3.0 million for the nine months ended September 30, 2022. Additionally, consulting expenses increased by $0.4 million and travel expenses increased by $0.2 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. These increases in costs were partially offset by a $0.8 million decrease in marketing and public relation costs.
R&D
R&D expenses decreased by $3.5 million to $8.2 million for the three months ended September 30, 2023, compared to $11.7 million for the three months ended September 30, 2022. The decrease in R&D expenses was primarily attributable to a $1.5 million decrease in engineering costs, a $1.1 million decrease in personnel-related expenses due to a decrease in stock-based compensation, and a $0.8 million decrease in consulting expenses.
R&D expenses increased by $0.8 million to $29.6 million for the nine months ended September 30, 2023, compared to $28.8 million for the nine months ended September 30, 2022. The increase in research and development expenses was primarily attributable to a $2.2 million increase in personnel-related expenses due to expanded headcount. Partially offsetting this increased expense was a $0.8 million decrease in engineering costs and a $0.5 million decrease in consulting expenses.
G&A
G&A expenses increased by $2.9 million to $15.8 million for the three months ended September 30, 2023 compared to $12.9 million for the three months ended September 30, 2022. The increase in G&A expenses was primarily attributable to a $2.7 million increase in personnel-related expenses, a $0.4 million increase in software expenses, and a $0.4 million increase in insurance costs. The increase in personnel costs was due to expanded headcount and increased stock-based compensation. Stock-based compensation was $6.0 million for the three months ended September 30, 2023, compared to $4.5 million for the three months ended September 30, 2022. Partially offsetting these increased expenses was a $0.8 million decrease in legal and professional fees.
G&A expenses increased by $19.0 million to $52.2 million for the nine months ended September 30, 2023 compared to $33.3 million for the nine months ended September 30, 2022. The increase in G&A expenses was primarily attributable to a $15.3 million increase in personnel-related expenses, a $1.1 million increase in software expenses, a $1.0 million increase in insurance costs, a $0.7 million increase in consulting expenses, a $0.2 million increase in the provision for credit losses, and a $0.2 million increase in operating and short-term lease costs. The increase in personnel costs was due to expanded headcount and increased stock-based compensation. Stock-based compensation was $20.2 million for the nine months ended September 30, 2023, compared to $12.7 million for the nine months ended September 30, 2022.
Depreciation and Amortization
Depreciation and amortization expense decreased by $4.9 million to $0.2 million for the three months ended September 30, 2023, compared to $5.2 million for the three months ended September 30, 2022. Depreciation and amortization expense decreased by $6.9 million to $0.7 million for the nine months ended September 30, 2023, compared to $7.6 million for the nine months ended September 30, 2022. These decreases were primarily due to the decommissioning of the CDU in 2022, resulting in no comparable depreciation expense in 2023 as the CDU had become fully depreciated by December 31, 2022.
Interest income
Interest income increased by $0.9 million to $1.9 million for the three months ended September 30, 2023 compared to $1.0 million for the three months ended September 30, 2022. Interest income increased by $4.8 million to $6.1 million for the nine months ended September 30, 2023 compared to $1.4 million for the nine months ended September 30, 2022. The increase in interest income is primarily due to an increase in interest income from our money market funds.
Change in fair value of warrant liability
There was no change in the fair value of the Company’s warrant liability for the three and nine months ended September 30, 2023 compared to gains of $6.7 million and a $2.1 million for the three and nine months ended September 30, 2022, respectively. The Company only had private warrants outstanding during the three and nine months ended September 30, 2023, compared to having both public and private warrants outstanding during the three and nine months ended September 30, 2022.
Transaction costs
The Company did not recognize any transaction costs during the three and nine months ended September 30, 2023, nor during the three months ended September 30, 2022. The Company recognized transaction costs of $20.6 million related to the consummation of the Merger during the nine months ended September 30, 2022.
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
The following table summarizes our cash, cash equivalents, and restricted cash balances as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$74,236	$203,037
Restricted cash	57,986	83,145
Total cash, cash equivalents, and restricted cash	$132,222	$286,182
Short-Term Liquidity
Management believes that its cash, cash equivalents, and restricted cash on hand as of September 30, 2023 will be sufficient to fund our operating activities for at least the next twelve months without regard to any cash proceeds we may receive in the future upon the exercise of our private warrants. The exercise price for any of our private warrants is $11.50 per warrant, subject to certain specified adjustments. To the extent that the price of our common stock exceeds $11.50 per share, it is more likely that our private warrant holders will exercise their warrants. To the extent that the price of our common stock declines, including a decline below $11.50 per share, it is less likely that our private warrant holders will exercise their warrants.
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
Licensing Agreements with Extended Payment Terms
The Company has licensed its gravity storage technology and certain of these agreements contain extended payment terms. Expected cash inflows from licensing agreements with extended payment terms as of September 30, 2023 were as follows (amounts in thousands):

Amount
Remainder of 2023	$100
2024	5,000
2025	8,250
2026	6,250
2027	6,750
Thereafter	33,750
Total	$60,100
Contractual Obligations
Our principal commitments as of September 30, 2023 consisted primarily of obligations under operating leases, finance leases, deferred pensions, and issued purchase orders. Our non-cancellable purchase obligations as of September 30, 2023 totaled approximately $57.0 million.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(116,050)	$(47,795)
Net cash used in investing activities	(33,182)	(2,679)
Net cash provided by (used in) financing activities	(4,655)	220,207
Effects of exchange rate changes on cash	(73)	(123)
Net increase (decrease) in cash	$(153,960)	$169,610
Operating Activities
During the nine months ended September 30, 2023 and 2022, cash used in operating activities totaled $116.1 million and $47.8 million, respectively. During the nine months ended September 30, 2023, cash used in operating activities was negatively impacted by a net loss of $76.3 million, an increase in operating assets of $2.9 million, and a decrease in operating liabilities of $71.3 million. The increase in operating assets was primarily due to a $36.8 million increase in contract assets, partially offset by a $21.7 million decrease in advances to suppliers and a $10.6 million decrease in accounts receivable. The increase in contract assets primarily relates to unbilled receivables on the Company’s BESS projects. Advances to suppliers decreased during the period as the Company received the BESS equipment that related to the deposits, and accounts receivable decreased due to the timing of billings and cash collections. The decrease in operating liabilities was primarily due to a $44.8 million decrease in deferred revenue and a $25.8 million decrease in accounts payable and accrued expenses. The decrease in deferred revenue primarily resulted from recognizing revenue associated with the beginning deferred revenue balance on the Company’s BESS projects. Operating cash flows were positively impacted by non-cash charges of $34.5 million, which was primarily attributable to $34.5 million in stock-based compensation expense.
During the nine months ended September 30, 2022, cash used in operating activities of $47.8 million was negatively impacted by a net loss of $55.0 million and an increase in operating assets of $55.2 million. The change in operating assets was primarily due to a $24.7 million increase in contract assets, a $22.8 million increase in accounts receivable, and a $7.7 million increase in prepaid expenses and other current assets. Operating cash flows were positively impacted by non-cash charges of $35.0 million and a $27.5 million increase in operating liabilities. The non-cash charges primarily consisted of stock-based compensation expense of $26.8 million, depreciation and amortization of $7.6 million and asset impairments of $2.8 million. The increase in operating liabilities primarily consisted of a $27.5 million increase in contract liabilities.
Investing Activities
During the nine months ended September 30, 2023 and 2022, cash used in investing activities totaled $33.2 million and $2.7 million, respectively. Cash used in investing activities for the nine months ended September 30, 2023 consisted of $27.2 million for the purchase of property and equipment, primarily related to the energy storage systems being constructed in Snyder, Texas and Calistoga, California, and $6.0 million for the purchase of equity securities in KORE Power, a U.S. manufacturer of battery cells and modules.
Cash used in investing activities for the nine months ended September 30, 2022 consisted of $2.0 million for the purchase of a convertible note from DG Fuels and $0.7 million for the purchase of property and equipment.
Financing Activities
During the nine months ended September 30, 2023, cash used in financing activities totaled $4.7 million, compared to cash provided by financing activities of $220.2 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, cash used in financing activities was primarily due to $5.7 million in tax payments related to the net settlement of equity awards and $0.4 million in repayments on insurance premium financings. Partially offsetting these uses of cash was $1.3 million in proceeds from insurance premium financings and $0.2 million in cash proceeds from the exercise of stock options.
During the nine months ended September 30, 2022, cash provided by financing activities was primarily attributable to $235.9 million in proceeds from the reverse recapitalization and PIPE financing, net and $7.9 million in proceeds from the exercise of Public Warrants. Partially offsetting these cash inflows was $20.7 million in transaction cost payments related to the reverse recapitalization and $3.0 million in tax payments related to the net settlement of equity awards.
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
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
S&M expenses (GAAP)	$4,183	$3,758	$13,609	$8,287
Non-GAAP adjustment:
Stock-based compensation expense	1,801	2,146	5,477	3,038
Adjusted S&M expenses (non-GAAP)	$2,382	$1,612	$8,132	$5,249

The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
R&D expenses (GAAP)	$8,156	$11,655	$29,552	$28,769
Non-GAAP adjustment:
Stock-based compensation expense	2,898	4,219	8,832	11,011
Adjusted R&D expenses (non-GAAP)	$5,258	$7,436	$20,720	$17,758
The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
G&A expenses (GAAP)	$15,810	$12,878	$52,222	$33,258
Non-GAAP adjustment:
Stock-based compensation expense	6,015	4,529	20,214	12,708
Adjusted G&A expenses (non-GAAP)	$9,795	$8,349	$32,008	$20,550
The following table provides a reconciliation from net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss (GAAP)	$(18,942)	$(28,765)	$(76,271)	$(55,022)
Non-GAAP adjustments:
Interest income, net	(1,902)	(1,024)	(6,131)	(1,355)
Income tax expense (benefit)	(401)	185	(397)	358
Depreciation and amortization	235	5,158	670	7,562
Stock-based compensation expense	10,714	10,894	34,523	26,757
Change in fair value of warrant liability	—	(6,706)	—	(2,061)
Transaction costs	—	—	—	20,586
Asset impairment	—	2,828	—	2,828
Foreign exchange (gains) and losses	50	219	308	163
Adjusted EBITDA (non-GAAP)	$(10,246)	$(17,211)	$(47,298)	$(184)
We present adjusted EBITDA, which is net loss excluding adjustments that are outlined in the quantitative reconciliation provided above, as a supplemental measure of our performance and because we believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. The adjusted EBITDA measure excludes the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitates review of our operating performance on a period-to-period basis.
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
Off-Balance Sheet Commitments and Arrangements
The Company has not entered into off-balance sheet arrangements, as defined in the rules and regulations of the SEC as of September 30, 2023.
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
As part of the filing of this Form 10-Q for the period ended September 30, 2023, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective due to the material weakness described below.
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
Remediation Plans
Management implemented its plan to remediate the material weakness described above by further developing and implementing formal policies, processes, and documentation procedures relating to financial reporting. We believe the steps taken to date will improve the effectiveness of our internal control over financial reporting, although we have not yet completed all remediation efforts since the applicable controls have not operated for a sufficient period of time. The material weakness cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
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
There is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling” or a government shutdown. Any U.S. government default on its debt or government shutdown could have broad macroeconomic effects that could, among other things, disrupt access to capital markets and deepen recessionary conditions. Further, as of September 30, 2023, we had cash and cash equivalents of approximately $53.5 million that consisted of government money market funds. Any default by the U.S. government or credit downgrade of the securities we hold could impact the liquidity or valuation of our government money market funds.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Company Purchases of Equity Interests
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

Energy Vault Holdings, Inc.

Date: November 7, 2023	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Jan Kees van Gaalen
Name: Jan Kees van Gaalen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)