Form 10-K
period 2023-12-31
Energy Vault Holdings, Inc.
filed 2024-03-13
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment on the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements . ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2023, based on the closing price of $2.73 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $253.1 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 5% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 147,079,363 shares of common stock, par value $0.0001 per share, outstanding as of March 7, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2024 annual meeting of stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Additionally, our discussions of ESG assessments, goals and relevant issues herein or in other locations, including our corporate website, are informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. References to “materiality” in the context of such discussions and any related assessment of ESG “materiality” may differ from the definition of “materiality” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, we note that standards and expectations regarding greenhouse gas (“GHG”) accounting and the process for measuring and counting GHG emissions and GHG emissions reductions are evolving, and it is possible that our approaches both to measuring our emissions and any reductions may be at some point, either currently or in the future, considered not in keeping with best practices. In addition, our disclosures based on any standards may change due to revisions in framework requirements, availability or quality of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
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

Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I
ITEM 1. BUSINESS
Organization
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
Mission
Our mission is to provide energy storage solutions to accelerate the global transition to renewable energy.
About Us
Energy Vault develops and deploys utility-scale energy storage solutions designed to aid in the global transition to a clean energy future.
Our Company’s comprehensive offerings include proprietary gravity, battery, and green hydrogen energy storage solutions, supported by our technology-agnostic energy management software solutions. We incorporate a customer-centric, solutions-based approach toward helping utilities, independent power producers, and large industrial energy users reduce their energy costs while maintaining power reliability. As the world transitions to an economy powered by increasingly intermittent renewable energy such as solar and wind, the ability to provide clean and affordable electricity to a growing global population will depend heavily on the ability to store and distribute energy at appropriate times. We are striving to create a world powered by renewable resources so that everyone will have access to clean, sustainable, and affordable energy.
The core of our existence lies in a sense of urgency to meet today’s energy demands, while enabling prosperity for future generations. We are driven by our respect and commitment to the environment, society, and the economy, and are committed to continuously develop new energy storage solutions that will be powered by renewable resources.
Our Products and Services
Our solutions are designed to address the intermittency issues inherent in the predominant sources of renewable energy production by storing energy produced when renewable energy production is active. Once energy is stored in our solutions, it can be discharged to the grid in a controlled and reliable manner at any time, regardless of the then current ability of the renewable sources to generate power. Our energy storage solutions are designed to accommodate a wide variety of renewable power sources and to achieve an attractive levelized cost of energy relative to fossil fuels. Collectively, these abilities greatly broaden the use cases and time duration scenarios that can be addressed by certain sources of renewable power.
Our solutions include:
•B-Vault: Our electrochemical battery energy storage solutions that meet short-duration energy storage needs, typically, in the range of one to four hours. Our B-Vault solutions are designed to utilize purpose-built battery and inverter systems with an innovative architecture that lowers costs, improves performance, and promotes project safety. We believe electrochemical battery energy storage (inclusive of lithium-ion, flow, metal air, and other battery chemistry technologies) is currently the most widely accepted and fastest growing technology for short-duration energy storage applications. During 2023, we completed construction on two B-Vault systems and as of December 31, 2023, one B-Vault system was under construction. All three of these systems were sold to customers.
•G-Vault : Our proprietary gravity energy storage solutions that meet long-duration energy storage needs, typically, in the range of four to twelve hours. G-Vault solutions leverage the core, proven energy storage technology of pumped hydroelectric storage, while not being constrained by the same geological factors of pumped hydroelectricity. Our EVx gravity energy storage system incorporates a simplified building design that is modular and flexible, which utilizes a patented mechanical process of lifting and lowering composite blocks to store and dispatch electrical energy to support grid reliability and enable renewable energy integration. An EVx lifts composite blocks to an elevated position to store kinetic energy, and when energy is needed, the motors in the EVx act as generators and the system discharges electricity generated from the kinetic energy of the controlled gravitational lowering of the composite blocks. Our EVx solution combines advanced materials science and proprietary machine-vision software to autonomously coordinate the charge, storage, and discharge of electricity in grid-scale applications. As of December 31, 2023, one G-Vault demonstration system was under construction in Snyder, Texas, which will be owned and operated by the Company as a customer demonstration unit.
•H-Vault: Our hybrid energy storage solutions (“HESS”), including systems that integrate green hydrogen, are designed to meet customer specific energy storage needs. For example, our H-Vault solutions when combined with B-Vault solutions, enable ultra-long-duration energy storage needs and provide black start and grid forming capabilities for communities supported by microgrids or other critical infrastructure. H-Vault supports community-scale microgrid generation that can be less carbon-intensive than using diesel-fueled generators for emergency backup power. For example, green hydrogen is produced via electrolysis and powered by renewable energy, which does not directly emit carbon emissions when used to store energy for long periods of time. As of December 31, 2023, one H-Vault system was under construction, which will be owned and operated by Energy Vault, while providing dispatchable power to a customer under a 10.5 year tolling arrangement.
•Software Solutions: Our proprietary software solutions offer technology-agnostic management systems designed to maximize the economic and environmental value of energy generation and storage assets. Our software incorporates artificial intelligence, predictive analytics, and software optimization algorithms to provide our customers with efficient and profitable operation of their power generation assets. Our software solutions include:
◦Vault-OS Energy Management System (“EMS”): Our EMS manages one or more of our diverse energy storage mediums and the underlying generation assets to optimize the delivery of power to our customers for their varied and multiple use cases. Two customers are currently utilizing the Company’s EMS in their B-Vault systems.
◦Vault-Bidder: Vault-Bidder utilizes machine learning algorithms to match node-specific data with real-time weather and asset performance information to generate tailored load, generation, dispatch, and price forecasting across all assets. No customers are currently utilizing the Vault-Bidder platform.
◦Vault-Manager: Vault-Manager incorporates a forward-looking design to safeguard asset management and to help blend developing technologies seamlessly into existing solutions. No customers are currently using the Vault-Bidder platform.
The Company generates revenue from the sale and licensing of our energy storage solutions. To date, the Company has primarily generated revenue from the sale of our battery energy storage systems (“BESSs) and from licensing our EVx technology. In addition to these sources of revenue, in the future we expect to generate revenue from the sale of our gravity energy storage systems (“GESSs”), the sale or licensing of the Company’s software solutions, the sale of long-term service agreements to maintain customer owned energy storage systems, and through tolling arrangements in connection with energy storage systems that we intend to own and operate.
Industry Overview
We believe climate change poses a monumental risk to humanity and decreasing human generated GHG emissions is currently among the world’s most pressing challenges. Carbon dioxide is the primary GHG emitted through human activities and, according to the International Energy Agency, the energy sector is estimated to account for more than 75% of global human generated GHG emissions. Burning fossil fuels contributes to climate change by releasing carbon dioxide and nitrous oxide into the atmosphere.
Renewable energy sources present environmental advantages over fossil fuels in terms of finite natural resource usage and GHG emission profile. A major obstacle to transitioning to renewable sources of energy such as wind and solar is the intermittent availability of these types of energy sources. Energy storage solutions are needed to balance the production intermittency of variable renewable energy to support a clean-energy future and a balanced electrical grid infrastructure.
The growth of the energy storage market that we address is primarily driven by the decreasing cost of energy storage technologies and renewable power generation sources, government mandates, financial incentives to reduce GHG emissions, and increasing geopolitical pressures driving energy independence goals. These dynamics are driving demand for additional renewable power generation and increased capacity and storage duration in energy storage solutions.
According to the 2H 2023 Energy Storage Market Outlook published by BloombergNEF in October 2023, the energy storage market is expected to grow at a “27% compound annual growth rate through 2030, with annual additions reaching

110 GW/372 GWh, or 2.6 times expected 2023 gigawatt installations.” Both government mandates and companies focused on reducing energy use, cost, and emissions are expected to propel the shift to renewable sources of power.
Governments in countries throughout the world have announced and implemented various policies, regulations, and legislation to support the transition from fossil fuels to low-carbon form of energy, including through the use of energy storage solutions. For example, in August 2022, the United States Congress passed the Inflation Reduction Act (“IRA”). The IRA provides incentives for the domestic manufacturing of key components of energy storage solutions as well as the construction of standalone energy storage projects. The resulting improved economics are expected to reduce the cost to implement storage within the domestic market and may amplify and accelerate the adoption of energy storage systems for short, long, and extended duration use cases, like those offered by Energy Vault. Such government policies and programs are becoming increasingly instrumental in stimulating adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support, facilitating grid integration, and supporting research and development.
We believe we are well-positioned to capitalize on this opportunity through our competitive pricing and scalability, and the environmentally friendly attributes of our energy storage solutions that cover the spectrum from short durations to extended durations.
Strategy, Strengths, and Differentiation
We leverage our sustainable and differentiated technologies to provide our customers with economical solutions to meet their short, long, and extended-duration renewable energy storage needs. Our energy storage solutions are designed to accommodate a wide variety of renewable power sources and to achieve an attractive levelized cost of energy relative to fossil fuels.
We anticipate that our market will be characterized by high growth and rapidly evolving use cases and requirements. We believe that the majority of our competitors are primarily focused on the development and marketing of vertically siloed solutions based on a singular energy storage technology. Alternatively, we have strategically chosen to design an agile and agnostic software platform that can orchestrate the management of not just one energy storage technology, but rather one or more of our diverse storage mediums and the underlying power generation assets to harmonize asset operation and drive competitive operational performance. We expect that this will broaden the use cases and time duration scenarios that can be addressed by certain sources of renewable power, and thereby drive a faster transition to more widespread utilization of renewable power.
Our range of energy storage solutions assures our customers have what they need today, as well as what they will need in the future, thereby protecting their investments in our products within this high-growth market and its rapidly evolving use cases and requirements. For these reasons, we believe we are well positioned to compete successfully in the evolving market for energy storage solutions.
Project Delivery
We primarily rely on two models for project delivery, which are (i) engineering, procurement, and construction (“EPC”) delivery and (ii) engineered equipment (“EEQ”) delivery. Under the EPC model, we generally rely on third-party EPC firms to construct our storage systems, under our supervision with dedicated teams tasked with project management. Under the EEQ model, we are responsible for the delivery and installation of the equipment we provide, as well as resolving issues within our scope of supply.
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

The components of our B-Vault and H-Vault solutions are primarily off-the-shelf in nature and can be procured from multiple sources worldwide. Some of the power components used in these solutions are common and we strive for economies of scale when appropriate. We typically procure batteries at either the cell, module, or rack level, and then use other contractors to integrate and assemble the batteries into outdoor enclosures that are then shipped to the project site.
In 2022, we made an early-stage strategic investment in, and established a large-scale manufacturing supply agreement with KORE Power, Inc. (“KORE”). KORE is currently constructing one of the first domestic U.S. battery manufacturing facilities in Arizona, and we expect that this relationship will give us access to a large volume of batteries at attractive unit economics when the facility becomes operational. Furthermore, we and our customers are expected to receive economic benefits from the IRA when we begin incorporating batteries manufactured in the U.S. into its B-Vault solutions.
The physical structure of our EVx G-Vault solution is based on our novel designs with many of the components manufactured by suppliers uniquely for us. Some of these components are made at the supplier’s factories, while some are made closer to, or at, the project site itself. Most of the electrical system components are off-the-shelf in nature and can be procured from multiple sources worldwide.
Construction at project sites typically involves establishing regional and country level infrastructure to support local deployments through an EPC contracting model.
We provide maintenance, customer support, and repair services for the entire storage system throughout the system’s operating life, including performance of regular preventative maintenance and software upgrades when appropriate..
Supply Chain
We proactively maximize our beneficial involvement in key aspects of the global, domestic, regional, and local supply chains that support our solutions. Through our extensive supply chain procurement process, we aim to deliver our customers a thoroughly vetted and secure source of integrated components for their energy storage needs. Given our technology-agnostic approach, we can procure equipment from a variety of top-tier global suppliers without reliance on a single-source company or geography.
The market our suppliers serve is highly impacted by government legislation. As such, we continue to proactively monitor planned and/or enacted legislation in the countries and regions that we serve. When new legislation is enacted, we seek to find ways to utilize the legislation to reduce our cost to obtain energy storage components. This includes the recent IRA that was passed in the United States for manufacturing and project incentives, and the potential reactionary legislation to follow in response elsewhere in the world. There are also increasing government regulations regarding companies’ supply chains, including certain import or other restrictions on the use of various suppliers or materials/products from certain regions. For more information, see our risk factor titled “The failure or inability of our suppliers to deliver necessary components or raw materials for construction of our energy storage systems and their failure or inability to deliver them in a timely manner could cause installation delays, cancellations, penalty payments, and damage to our reputation.”
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
Target Customers
Our target customers include independent power producers, government organizations, utilities, grid operators, as well as industrial and commercial organizations with sizeable electricity needs. Because of the unique advantages of our solutions-based approach that offer maximum optionality through its agnostic nature and agile architecture, we believe there is significant demand for our systems to help address the accelerating growth and needs of the global energy storage market.
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
We have developed a patent portfolio to protect certain elements of our proprietary technology. As of December 31, 2023, we had 12 issued patents and 19 patent applications pending in the U.S. Outside the U.S., we have seven issued patents and 118 patent applications pending in other countries throughout the world. Our issued patents are expected to start expiring in 2039.
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
Several states in the U.S. have an energy storage mandate or policies designed to encourage the adoption of energy storage. Energy storage installations are supported in certain states by state public utility commission policies that require utilities to consider alternatives such as energy storage before they can build a new generation facility. In February 2018, the Federal Energy Regulation Commission (“FERC”) issued Order 841 directing regional transmission operators and independent system operators to remove barriers to the participation of energy storage in wholesale electricity markets and to establish rules to help ensure energy storage resources are compensated for the services they provide. An appeal of Order 841 filed by utility trade associations and other parties challenging the extent of FERC’s jurisdiction over energy storage resources connected to distribution systems (among other issues) was denied by the U.S. Court of Appeals for the D.C. Circuit in July 2020.
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
Environmental, Social, and Governance
Energy Vault is committed to sustainability as reflected in our core mission, our focus on sustainable business management practices, and our dedication to sustainable production design and supply chain management. Our focus in 2023 was on designing more sustainable products and taking steps to implement a cohesive sustainability strategy across business lines and geographies. Our sustainability directive is to enable a renewable world through the implementation of sustainable business practices that will ultimately yield a positive impact on the environment. We respect our business relationships and strive to be a responsible partner to our suppliers and customers around the world.
In 2023, the Company continued to dedicate resources to further develop its three key pillars of its sustainability strategy, which are (i) Purpose, (ii) Products, and (iii) Partnerships. These efforts were validated when Energy Vault received an S&P Global ESG score of 51, putting it in the 94th percentile within its industry.
Purpose: The Company aims to embed sustainable business management strategies across departments within the organization and to infuse our ESG philosophy throughout our business operations, product development, and accountability reporting. The Company’s Sustainability Team works to develop sustainable business management strategies for the organization through an evaluation of Company operations and by implementing monitoring and reporting systems to track and improve all areas of impact. The Sustainability Team works with the Company’s business units to implement an “environment first” approach to key operational processes, including reporting and disclosure frameworks, environmental policy compliance, professional education, and other key support processes for innovation and responsible development.
The Company has a Sustainability Task Force to help encourage interdepartmental collaboration and cross-functional support in an effort to embed sustainability into the nucleus of our employee’s behavior. The Sustainability Task Force is responsible for setting and communicating sustainability metrics, goals, and performance in addition to coordinating internal and external sustainability-related communications such as the annual Sustainability Report.
Products: Offering high-quality products that provide environmental benefits is the key to delivering energy storage solutions of which we can be proud. The foundation for the successful delivery of our energy storage solutions starts with quality and environmental management systems that are globally recognized and accepted. As part of delivering quality products, Energy Vault is certified to Internal Organization for Standardization (“ISO”) 9001, a quality management standard that promotes a commitment to customer satisfaction, purpose-driven leadership, and equitable involvement for all employees. In addition, our commitment to improving the environment is demonstrated by our certification of the ISO 14001 standard, which requires an organization to implement and demonstrate compliance with an effective environmental management system to identify and control the environmental impact of its activities, products, and services; continually improve environmental performance; and implement a systematic approach to setting environmental objectives and targets.
We demonstrate our commitment to resource preservation and environmental impacts by investing significant resources into the research and development of low carbon, innovative materials and construction practices. We have performed several material science projects to reduce the carbon content of materials, introduce the use of waste materials in our mobile masses for G-Vault, help understand end-of-life management for our energy storage solutions, and help contribute to a circular economy. To date, we have completed lifecycle assessments on our G-Vault and B-Vault based on ISO 14040 standards, and we plan to conduct life cycle assessments on other energy storage system technologies as they are developed.
Partnerships: The Company believes that strong partnerships are a key to our success. Our partnerships are aligned with a shared pursuit to accelerate the decarbonization of our planet, which includes incorporating considerations from standards and sustainability frameworks such as those from the ISO, Global Reporting Initiative (“GRI”), United Nations (“UN”), Science Based Targets initiative (“SBTi”), and Task Force on Climate-related Financial Disclosures (“TCFD”). We joined the UN Global Compact and participated in their accelerators to engage with like-minded global businesses to better align with the UN Sustainable Development Goals. We have announced emissions reduction goals and had our near-term emissions reduction targets for Scope 1 & 2 emissions validated by SBTi. We continue to complete the Corporate Sustainability Assessment with S&P Global and we will work closely with our vendors and partners to evaluate and assess components and materials for a chain of custody that identifies responsible and ethical sourcing, environmental product declarations, and end-of-life solutions. For example, we have partnered with Cemex to reduce carbon content and test remediated waste in our G-Vault mobile masses and have created relationships with institutes of higher learning.
ESG Conclusion: Maintaining an environment of transparency and accountability allows us to share our passions and commitments with all of our stakeholders. Our strong dedication to transparency with respect to sustainability and ESG is reflected by our plan to publish annual Sustainability Reports, which can be accessed on our website, and which reports and other information on our website are explicitly not incorporated into this filing by reference.
Human Capital Management
At Energy Vault, we place immense value on our workforce, recognizing their critical role in our success. We are committed to fostering a positive, equitable, and secure work environment. In our pursuit of transparency, we look to engage in regular communication with our employees through various channels, including emails and all-hands meetings, to promote clear and open dialogue between the executive leadership team and the entire organization.
As of December 31, 2023, we employed 179 full-time employees and 4 part-time employees, distributed across 7 different countries. In the United States, none of our employees are represented by a labor union. In Switzerland, one of our employees is subject to a collective bargaining agreement. We have not encountered any employment-related work stoppages, and we believe we maintain strong relations with our employees.
As part of our commitment to diversity and inclusion, Energy Vault launched a comprehensive series of workshops in 2023, known as the Energy Vault Way. These workshops focus on effectively communicating Energy Vault’s purpose, vision, mission, and values statements, with a specific emphasis on nurturing a culture of recognition and continuous feedback. To enhance these initiatives, we also introduced an employee recognition platform during 2023. By December 31, 2023, we achieved an 81.3% activation rate on this platform, further reflecting our commitment to a workplace that honors and celebrates every employee's contribution.

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
•The failure or inability of our suppliers to deliver necessary components or raw materials for construction of our energy storage systems and their failure or inability to deliver them in a timely manner or to the quality standards required, could cause installation delays, cancellations, penalty payments and damage to our reputation.
•Our business is subject to risks associated with construction, cost overruns and delays, including those related to obtaining government permits and approvals, electrical interconnection, and other contingencies that may arise in the course of completing installations.
•Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.
•We are an early-stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future, and we may not be able to achieve profitability in the future.
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

•If we fail to protect, defend, maintain, or enforce intellectual property rights on which our business depends, including against existing or future competitors, our growth and success may be adversely affected.
•Third parties may assert that we are infringing upon their intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Risks Related to Our Business and Our Industry
Our limited operating history and our rapidly evolving industry make it difficult to evaluate our business, the risks and challenges we may face and future prospects.
Prior to the first half of 2022, we focused principally on developing and proving our fundamental gravity energy storage technology, including our GESSs, which we are seeking to further refine and commercialize. Beginning in 2022, we expanded our offerings to include BESSs and HESSs. To date, we have only built two BESSs and one GESS, which was the EV1 Tower in Lugano, Switzerland (the “EV1 CDU”), which served as a commercial demonstration unit until its decommissioning in September 2022. As a result, we have a limited history operating our business and constructing energy storage systems, and therefore a limited history upon which you can base an investment decision.
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
As a recent market entrant in a developing industry, our results of operations and financial condition are dependent upon our success in establishing or entering new markets, developing and commercializing our energy storage systems, and undertaking marketing activities. We face significant risks associated with our business strategy of targeting utilities, independent power producers, and large energy users and deploying our energy storage systems at a scale that leads to broad market acceptance and profitability. The relative success of our energy systems will be dependent upon a number of factors, including their ability to provide our customers with reliable and dependable energy storage for the durations that they require, while still being cost-effective, and our ability to effectively manage any customer concerns.
In addition to the development and acceptance of our core energy storage technologies, we anticipate further developing and marketing our digital platform for the management and optimization of energy storage systems. If this platform is not adopted by users of our energy storage products or on a standalone basis, we may not recoup our investment in its development and our results of operation may be negatively impacted.
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
Any future full energy storage deployments may incur more costs than we expect. Our business, reputation, results of operations and financial condition may be materially adversely affected if we do not successfully implement our systems or to the extent that such implementation occurs later or costs more than we expect, or if innovations by our competitors achieve broader or earlier market acceptance. Examples of costs that we cannot control include the costs of electronics due to global allocation shortages or costs associated with construction delays.
If we are not able to reduce our cost structure in the future, our ability to become profitable may be impaired.
Over time, we must effectively manage the equipment and construction costs of our energy storage systems to expand our market. While we have sought, and will continue to seek, to manage our costs, the cost of components and raw materials, for example, could increase in the future. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses, including increases in wages or other labor costs, as well as installation, marketing, sales or related costs. We may continue to make significant investments to drive growth in the future. To the extent that the price of electricity from the grid is low in certain markets, we will need to continue to reduce our costs to maintain our expected margins in those markets. Increases in any of these costs or our failure to achieve projected cost reductions could adversely affect our results of operations and financial condition and harm our business and prospects. If we are unable to reduce our cost structure sufficiently in the future, we may not be able to achieve profitability, which could have a material adverse effect on our business and prospects.
Operational costs can be difficult to predict and may include costs from requirements related to the decommissioning of our systems.
We rely heavily on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. When fully operational, our energy storage systems will consist of large-scale machinery comprised of many components assembled on-site for our customers. The components of our energy storage systems are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our energy storage systems or their constituent components may significantly affect the intended operational efficiency and performance. In addition, our energy storage systems may need to be decommissioned from time to time, and the related costs could be significant given the size and complexity of our energy storage systems. Operational performance and costs, including those related to project stoppage, can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with construction, commissioning, testing or decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to demonstration facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
Furthermore, in recent periods, our internal operations have grown in complexity. We may in the future continue to grow our operations, both in terms of complexity and headcount. Any continued growth could increase our operational costs and failure to manage such growth could lead to additional costs in the future.
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
We provide limited warranties and performance guarantees for our energy systems. To date, we have deployed two operational BESSs and our estimates about product performance and life may prove to be incorrect. Failure to meet these warranties and performance guarantee levels may require the purchase price to be adjusted downward based on agreed-upon performance targets, or require us to make cash payments to the customer based on actual performance, as compared to expected performance.
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
Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. To date, we have only deployed two operational energy systems. While our contracts do provide that our customers will be obligated to pay us certain fees in the event of termination for their convenience, such fees may not be sufficient to cover our costs and we would not realize the expected revenue associated with such cancelled contracts. Potential and contracted customers may abandon their indications of interest, or fail to honor contractual obligations and non-binding letters of interest may be cancelled or delayed by a customer for any reason or its terms may be amended in an manner adverse to us in connection with negotiating a definitive sales agreement. For that reason, there can be no assurance that any current or future indications of interest (including awards, submitted proposals or short-lists) or non-binding letters of intent will result in binding orders or sales. Furthermore, in light of our limited operating history, it is difficult for us to predict the rates at which the non-binding letters of intent or other indications of interest in our pipeline will result in binding orders or sales. It is also difficult for us to predict how quickly we will be able to fill binding orders in the event that we obtain multiple orders. In addition, revenue is expected to be recognized in stages, and customers may in some cases delay actual cash payments regardless of progressive billings. Additionally, a customer’s ability to make payments could decline during the sales process, even to the point of insolvency or bankruptcy. As a result, our operating results and cash flow may be materially lower than we expect.
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
A significant amount of our components, including batteries utilized in our BESS offerings, and products are manufactured in whole or in part by a few third-party manufactures. Many of these manufacturers are located outside of the U.S. If a catastrophic event occurs relative to these third-party manufacturers, or the political, social, or economic conditions shift within their respective geographies or between trade partners, we could experience business interruptions, delayed delivery of products, or other adverse impacts to our ongoing business. We have also outsourced much of our transportation and logistics management. While these arrangements may lower operating costs, they also reduce our direct control over production and distribution. Such diminished control could have an adverse effect on the quality or quantity of our products as well as our flexibility to respond to changing conditions. In addition, we rely on third-party manufacturers to adhere to the terms and conditions of the agreements in place with each party. For example, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, we may remain responsible to the customer for warranty service in the event of product defects. Any unanticipated product or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect our reputation, financial condition, and operating results.
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
Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including sourcing of materials and compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end-of-life considerations for products. In addition, increasing concern and focus on limiting forced labor may result in additional regulations targeting the markets we operate in and from which we source products and materials. Certain existing laws impose prohibitions on the importation of goods made with forced labor or compulsory prison labor, including the Tariff Act of 1930, the Uyghur Forced Labor Prevention Act (“UFLPA”), and other global laws against forced labor. The UFLPA places restrictions on imports from Xinjiang, a key source of materials in global supply chains. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, import ineligibility for our products or product components, or otherwise adversely impact our business. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, conflict in the Middle East, and public health emergencies, could also negatively impact our ability to acquire necessary raw materials and components. Such delays could prevent us from delivering our energy storage systems to customers within required time frames and cause order cancellations. Developing required raw materials and constructing required components for our products are time and capital intensive. Accordingly, the number of suppliers we have for some of our components and materials is limited and, in some cases, sole sourced. We may be unable to obtain comparable components from alternative suppliers without considerable delay, expense, or at all. If our suppliers face difficulties obtaining the credit or capital necessary to expand their operations when needed, they could be unable to supply necessary raw materials and components needed to support our planned sales and services operations, which would negatively impact our sales volumes and cash flows.
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
Our business is subject to risks relating to construction, cost overruns and delays. The installation and operation of our energy storage systems at a particular site is generally subject to oversight and regulation in accordance with national, state, tribal, and local laws and ordinances relating to building codes, health and safety, environmental protection, FERC and specific Independent System Operators regulation and related matters, and typically requires obtaining and keeping in good standing various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over energy storage system installations, to design our energy storage systems to comply with these varying standards, which may change over time, and for us and our customers to obtain all applicable approvals and permits. We cannot predict whether or when all permits and approvals required for a given project will be granted or whether the conditions associated with the permits and approvals will be achievable. The denial of a permit or approval or utility connection that is essential to a project or the imposition of impractical conditions would impair our or our customer’s ability to develop the project. In addition, we cannot predict whether the permitting and approvals process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our or our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage systems and could therefore adversely affect the timing of the recognition of revenue related to hardware acceptance by our customer, which could adversely affect our operating results in a particular period. Delays relating to constructions may also bring about cost overruns, which could further adversely affect our business.
In addition, the successful installation of our energy storage systems is dependent upon the availability of and timely connection to the local electric grid. Before beginning construction on an energy storage system, we may be unable to obtain in a timely fashion or at all the required consent and authorization of local utilities to ensure successful interconnection to energy grids to enable the successful discharge of renewable energy to customers. Any delays in our customers’ ability to connect with utilities, delays in the performance of installation-related services or poor performance of installation-related services will have an adverse effect on our results and could cause operating results to vary materially from period to period. FERC issued Order No. 2023 on July 28, 2023 in an attempt to address interconnection queue backlogs and related issues with the interconnection process, including with respect to energy storage facilities. Transmission owners and operators are in the process of developing proposed rules to implement Order No. 2023, the results of which remain uncertain at this time.
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
We could face additional risks when we own and operate energy storage systems, as compared to when the customer owns and operates energy storage systems that we build. For example, we may need to seek equity and/or debt financing to fund the construction and operation of any energy storage systems built in connection with a project for a customer who chooses to enter into a tolling arrangement. Such financing may not be available on terms acceptable to us, if at all. Moreover, we expect that any such indebtedness would be secured by a lien on the related energy storage system, and the governing debt agreement may contain covenants imposing operating and financial restrictions on our operations. In addition, until any such debt is repaid, we may not be able to generate meaningful cash flow from the project. Moreover, the failure of our customers to make payments could trigger an event of default under such governing debt agreements, which could result in the acceleration of repayment of our outstanding indebtedness or even entitle our lender to foreclose on the collateral securing our debt. In addition, to the extent equity financing is also used, our right to receive cash flows from the project could be subordinated to the other equity investors.
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
While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, or execute on any opportunities we have identified, either on the timelines initially announced or at all, due to technological, cost, or other constraints, which may be within or outside of our control. Moreover, actions or statements that we may take based on based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives), or to not keep pace with peers on ESG initiatives and/or disclosures, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance or methodology, including as stakeholder perceptions of sustainability continue to evolve.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, and/or business partners, which may adversely impact our operations. While many stakeholders expect companies to pursue ESG initiatives, other may seek to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. In addition, there are also increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. We may ultimately be subject to regulations that are not uniform in nature or reflective of shared regulatory goals. Our efforts to respond to varying requirements may not be successful and/or may subject us to additional stakeholder engagement. This and other stakeholder expectations will also likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
Our operations are international, and we continue to expand our business internationally as we seek to partner with customers, suppliers and other partners around the world. We currently have operations in Switzerland, Australia, United Kingdom, sales agents in other territories, and our signed purchase order and letters of intent are with counterparties around the world. Managing further international expansion will require additional resources and controls including additional support, manufacturing, and assembly facilities. Any expansion internationally could subject our business to risks associated with international operations, including:
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
•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and customers, and the increased travel, infrastructure, finance, and legal and compliance costs associated with international operations;
•installation challenges which we have not encountered before which may require the development of a unique model for each country;
•compliance with multiple, potentially conflicting and changing governmental laws, regulations, and permitting processes including construction, environmental, banking, employment, tax, safety, security, grid minimum performances, and data privacy and protection laws and regulations;
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
•the impacts of government spending on infrastructure projects and more broadly, including any impacts of government debt defaults or budget crises (including in the United States);
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
The energy markets in which we compete continue to evolve and are highly competitive. Many of our current and potential competitors are large entities at a more advanced stage in development and commercialization than we are and in some cases have significantly more financial and other resources, including larger numbers of managerial and technical personnel, to increase their market share. For example, several companies, such as ESS Inc., Eos Energy Enterprises Inc., Hydrostor Inc. and Primus Power, have each announced plans and demonstrated prototypes of products that would compete in the energy storage market, and battery vendors with whom we compete, such as Tesla, Inc., Fluence Energy, Inc., LG Chem, Ltd., Samsung Electronics Co., Ltd and Contemporary Amperex Technology Co. Limited, have already commercialized their respective energy storage solution products. Companies such as Tesla, Inc., Fluence Energy, Inc. and Wartsila Corporation have developed or are developing their own energy management software. If our competitors continue to penetrate the renewable energy, energy storage and energy management software markets, we may experience a reduction in potential and actual market share. Furthermore, certain industry participants against whom we do not currently compete (including, in some cases, our suppliers) may shift their strategic focus and begin competing directly with us. To date, we have focused our efforts on recruiting management and other employees, business planning, raising capital, selecting applicable third-party technologies, establishing and attempting to establish partnerships with potential suppliers, customers and ecosystem partners, developing our gravity, battery, and green hydrogen energy storage systems, a digital platform, and general corporate development.
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
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products and services, including with respect to our prototype products, and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Robert Piconi, our Chief Executive Officer, Marco Terruzzin, our Chief Product Officer, and Andrea Pedretti, our Chief Technology Officer. None of our key employees is bound by an employment agreement for any specific term. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the renewable energy and energy storage industry in the U.S., Australia, and Switzerland, where our offices are located. Our failure to attract and retain our executive officers and other key technology, sales, marketing and support personnel, could adversely impact our business, prospects, financial condition, and operating results.
We believe that it is vital to our operating success that we recruit and retain key personnel, including a highly skilled and diverse management team with experience in the renewable energy and energy storage sectors. If we fail to maintain a highly skilled and diverse management team, we may not be able to achieve our strategic objectives, which would negatively impact our business and operating success. In addition, because our industry is still in a nascent stage, there is and will continue to be a scarcity of skilled personnel with experience in our industry. If we lose a member of our management team or key employee, it may prove difficult for us to replace such employee with a similarly qualified individual with experience in the renewable energy and energy storage industry, which could impact our business and operating success.
Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.
As of December 31, 2023, we employed 179 full-time employees and 4 part-time employees, none of whom are represented by unions, except that one employee is covered by a collective bargaining agreement. If a union sought to organize any of our other employees, such organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees. Additionally, the EPC firms that we rely upon to install our energy storage systems may have employees represented by unions or collective bargaining agreements. Any work stoppages and/or slowdowns by certain of our employees or certain employees at the EPC firms we contract with, could adversely affect our ability to serve our customers.
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
Economic uncertainty and associated macroeconomic conditions, including heightened inflation, capital markets volatility, interest rate and currency rate fluctuations, and economic slowdown or recession, have resulted and may continue to result in unfavorable conditions that negatively affect demand for our products and exacerbate some of the other risks that affect our business, financial condition, and results of operations. Both domestic and international markets experienced inflationary pressures in 2022 and parts of 2023 and, while inflation has moderated recently, inflation rates in the U.S., as well as in other countries in which we operate, may increase again in the near-term. In addition, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, has had and may continue to have the effect of further increasing economic uncertainty and heightening these risks. Interest rate increases or other government actions taken to reduce inflation have resulted in recessionary pressures in many parts of the world. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations have affected, and may continue to affect, the reported value of our assets and liabilities, as well as our cash flows.
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
The productivity of our or our customers’ facilities, the operation of our supply chain, the demand, performance and availability of our products, our services, our systems and our business in general could be adversely affected by events outside of our control, such as natural catastrophic events, geographical instability, wars, and other calamities. We cannot assure you that, collectively, our process and procedures to recover from a disaster or catastrophe will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, cyberattacks and other information security incidents, break-ins, war, riots, terrorist attacks, pandemics, or similar events outside of our control, certain of which may become more frequent or intense as a result of climate change. For more information, see our risk factor titled “We are subject to a series of risks related to climate change.”. The severity of such factors and frequency at which they occur are also outside our control. If such factors occur our business, financial condition and results of operations, including revenues, could be materially adversely affected.
We are subject to a series of risks related to climate change.
There are inherent climate-related risks wherever business is conducted. Certain of our facilities, as well as third-party infrastructure on which we rely, are located in areas that have experienced, and are projected to continue to experience, various meteorological phenomena (such as drought, heatwaves, wildfire, storms, flooding, freezes, and winter storms, among others) or other catastrophic events that may disrupt our or our suppliers’ operations (as well as grid connections), require us to incur additional operating or capital expenditures, result in facility shutdowns, decrease productivity, result in operational risks and increased risks to employee safety, or otherwise adversely impact our business, financial condition, or results of operations. Climate change may increase the frequency and/or intensity of such events. For example, in certain areas, there has been an increase in power shutoffs associated with wildfire prevention. Climate change may also result in various chronic changes to the physical environment, such as changes to water levels, air quality, and/or ambient temperature and precipitation patterns. Physical risks may also compound and contribute to further or more intense impacts. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risk. For example, to the extent such events become more frequent or intense, we may not be able to procure insurance to cover all potential losses on terms we deem acceptable.

We are subject to certain risks associated with the energy transition. We anticipate there will be costs associated with transitioning to lower emissions technologies, as well as risks associated with newer technologies, including risks that particular technologies we invest in may not ultimately prove successful or financially viable, as well as other risks that may not presently be known to us. Similarly, the price and availability of various inputs for the products we offer, including electricity and various metals, vary in response to market trends, which may result in higher costs and/or operational disruptions, or other adverse impacts. These impacts may also be exacerbated by various responses from policymakers, including in manners that may for national security or other factors that do not promote the availability or affordability of such materials.
Additionally, we expect to be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business. For example, policymakers in various jurisdictions, including the United States, United Kingdom, Australia, European Union, and the State of California, among others, have adopted or are considering adopting GHG pricing mechanisms, GHG emission limits, and/or requirements for the disclosure of certain climate-related information, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors (“Board”). Such regulations may also impact our supply chain and the cost of various materials used in our offerings; while we are working to find alternatives to certain materials, we cannot guarantee that we will be able to find suitable alternatives at a cost, quality, or timeframe that is acceptable to us. Government efforts to promote climate resiliency may also result in increased regulatory obligations across a range of laws, not all of which may be primarily climate-related. The expectations of various stakeholders, including customers and employees, regarding such matters likewise continues to evolve. For more information, see our risk factor titled “Increasing attention to, and scrutiny of, environmental, social, and governance matters could increase our costs, harm our reputation, impact our share price or access to or cost of capital, or otherwise adversely impact our business.” Changing market dynamics, global and domestic policy developments, and the increasing frequency and impact of meteorological phenomena have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.
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
We endeavor to obtain insurance to cover significant risks and liabilities (including, for example, natural disasters, cybersecurity, defective hardware and software and products liability). Not every risk or liability can be insured, and insurance coverage is not always reasonably available. The policy limits and terms of coverage reasonably obtainable may not be sufficient to cover actual losses or liabilities. Even if insurance coverage is available, we are not always able to obtain it at a price or on terms acceptable to us or without increasing exclusions. Disputes with insurance carriers over the availability of coverage, and the insolvency of one or more of our insurers may affect the availability or timing of recovery, as well as our ability to obtain insurance coverage at reasonable rates in the future. In some circumstances we may be entitled to certain legal protections or indemnifications from our suppliers through contractual provisions, laws or otherwise. However, these protections are not always available, are difficult to negotiate and obtain, are typically subject to certain terms or limitations, including the availability of funds, and may not be sufficient to cover our losses or liabilities. If insurance coverage, customer indemnifications and/or other legal protections are not available or are not sufficient to cover risks or losses, it could have a material adverse effect on our financial position, results of operations and/or cash flows.
Risks Related to Our Financial Condition and Liquidity
Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.
As a public reporting company, we are subject to the rules and regulations established from time to time by the SEC and NYSE. These rules and regulations require, among other things, that we have, and periodically evaluate, procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to continue to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.
In addition, as a public company we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting.
In connection with the preparation of our financial statements and the audit of our financial results for 2022, we had identified a material weakness in our internal controls relating to the recognition of revenue from certain licensing contracts. Although the material weakness has been remediated as of December 31, 2023, there can be no assurance that we will not identify additional material weaknesses in the future.
In future periods, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting, or if additional material weaknesses in our internal control over financial reporting are identified, we may be required to restate our financial statements and could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and the price of our common stock.
In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our results of operations and financial condition. Furthermore, our business has grown rapidly over the last several years and may continue to grow in the future. In the event of further growth, our internal controls over financial reporting may not be adequate to support our operations. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NYSE or other regulatory authorities, which would require additional financial and management resources.
We are an early stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future, and we may not be able to achieve profitability in the future.
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2023 and 2022, we had accumulated deficits of $248.1 million and $147.3 million, respectively, and net losses of $98.4 million and $78.3 million, respectively, for the years ended December 31, 2023 and 2022. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future and there is no guarantee that we will achieve or maintain profitability. Our ability to achieve and maintain profitability in the future will depend on a number of factors, including:
•successfully implementing our products on a commercial scale;
•achieving meaningful sales volume;
•the successful and timely development of our suite of software solutions;
•attracting customers;
•expanding into geographical markets;
•the ability of future customers to obtain financing in a timely basis and with attractive terms to enable them to purchase our solutions;
•continuing to improve the expected useful life of our GESS technology and reducing our warranty servicing costs;
•the cost of producing our energy storage systems;

•successful continued development and deployment of our energy storage systems, including our GESS, BESS, and HESS;
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
•fluctuations in the costs of steel and raw materials, including due to the enactment of tariffs in various countries (including the U.S.);
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
The development, design, construction, and sale of our energy storage systems is a capital-intensive business. As a result, we can be expected to continue to incur substantial operating expenses without generating sufficient revenues to cover expenditures. Over time, we may need to raise additional funds, including through entry into new joint venture arrangements, through the issuance of equity, equity-linked or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as research and development relating to our products and technologies, the construction and tooling of prototypes, the implementation of our systems for our future customers, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected. Disruptions in the global capital markets and credit markets as a result of an economic downturn, economic uncertainty, changing interest rate yield curves, changing or increased regulations, or failures of significant financial institutions could adversely affect our cash resources or access to additional capital needed for business in the future.
The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits are invested in short duration U.S. Treasury bills, money market funds holding U.S. Treasury bills, and similarly rated agency indebtedness.
If adequate capital is not available to us, it may create substantial doubt among third parties, including suppliers and potential customers, about our ability to pursue our objectives, to achieve profitability or to continue as a going concern. Such doubt could materially and adversely impact our business, reputation and prospects.
Our energy storage systems involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could harm our business. Moreover, the long sales cycles for our energy storage systems and other factors may result in significant fluctuations in our results from period to period.
While our customers are increasingly familiar with our technology, the period between initial discussions with a potential customer and the sale of even a single product typically depends on a number of factors, including the potential customer’s attitude towards innovative products, their budget and decision as to the type of financing it chooses to use, as well as the arrangement of such financing. While our customers are evaluating our products, we have incurred, and expect to continue to incur, substantial sales, marketing, and research and development expenses to customize our products to the customer’s needs. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses

This lengthy decision making process is followed by substantial fulfillment periods. Currently, we believe the time between the entry into a sales contract with a customer and the installation of our EVx systems could range from 18 to 36 months and BESSs could range from 9 to 18 months, in each case subject to significant risks.
These lengthy sales and installation cycles increase the risk that our customers fail to satisfy their payment obligations or cancel orders before the completion of the transaction or delay the planned date for installation.
In addition, we expect that long sales cycles and the expected limited number of customers for our energy storage systems will cause fluctuations in our operating results from period to period. As a result of how we recognize revenue and other factors beyond our control, small fluctuations in the timing of the completion of our sales transactions could also cause operating results, financial condition and results of operations to vary materially from period to period.
In addition to the other risks described herein, the following factors could also cause our financial condition and results of operations to fluctuate on a quarterly basis:
•fluctuations in costs associated with the first few groups of energy storage systems that we deploy;
•the timing of customer installations of our energy storage systems, which may depend on many factors such as availability of inventory, product quality or performance issues, or local permitting requirements, utility requirements, environmental, health and safety requirements, weather and customer facility construction schedules, customer interconnection timing, availability and schedule of our third-party general contractors;
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
Finally, our revenue, key operating metrics, and other operating results in future quarters may fall short of the expectations of investors and financial analysts, which could have an adverse effect on the price of our common stock.
Our total backlog and bookings may not be indicative of our future revenue, which could have a material adverse impact on our business, financial condition, and results of operations.
Our backlog represents the amount of revenue we expect to realize in the future on uncompleted construction contracts, including new contracts under which work has not yet begun, as well as the remaining revenue to be recognized under the Company’s intellectual property licensing agreements. As of December 31, 2023, backlog totaled $144.2 million. Our bookings represents the aggregate contracted value for energy storage systems, tolling arrangements, and license and service agreements signed. The aggregate contracted value excludes any potential future variable payments or royalties. For the year ended December 31, 2023, bookings totaled $205.8 million. There can be no assurance that our backlog and bookings will result in actual revenue in the future in any particular period. This is because the actual receipt, timing, and amount of revenue under contracts included under backlog and bookings are subject to various contingencies, many of which are beyond our control. Our failure to realizing revenue from contracts included in the total amounts estimated under backlog and bookings could have a material adverse impact on our business, financial condition and results of operations.

In addition, our contracts with customers are subject to cancellation. Generally, a customer can cancel an order prior to installation, and, notwithstanding the fact that a customer’s termination for convenience will obligate the customer to pay us certain fees, we may be unable to recover some of our costs in connection with design, permitting, installation, and site preparations incurred prior to cancellation. Cancellation rates in our industry could increase in any given period, due to factors outside of our control including an inability to install an energy storage system at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer, or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and certain of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business could be materially and adversely affected.
Our ability to use net operating losses and other tax attributes to offset future taxable income may be subject to certain limitations.
As of December 31, 2023, we had approximately $55.2 million, $38.6 million, and $79.1 million of federal, state and foreign net operating loss (“NOL”) carryforwards, respectively, that will generally carry forward to offset future taxable income (if any), until such NOLs expire (if at all). The federal NOL carryforwards do not expire, but are subject to limitation on their use equal to 80% of the taxable income in the year of use. The state NOL carryforwards will begin to expire, if unutilized, beginning in 2039. The foreign NOL carryforwards will begin to expire, if unutilized, beginning in 2025. Additionally, as of December 31, 2023, the Company had federal and state research tax credit carryforwards of and $2.0 million and $0.6 million, respectively. The federal research tax credit carryforwards will begin to expire, if unutilized, in 2042. The state tax research credits do not expire.
Our NOL carryforwards are subject to review and possible adjustment by the applicable tax authorities. In addition, in general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a cumulative change of more than 50 percentage points (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent changes in our stock ownership, some of which are outside our control. Similar provisions of state and foreign tax law may apply and future regulatory changes could also limit our ability to utilize NOL carryforwards. Accordingly, we may not be able to utilize a material portion of our NOL carryforwards to offset future taxable income.
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
We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and other contractual provisions with our customers, suppliers, employees, and others to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our owned or licensed intellectual property rights could be challenged, invalidated, or circumvented, and we may be unable to detect when our intellectual property rights are infringed or misappropriated. Additionally, we may be unable to effectively assert our intellectual property rights or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition or operating results.
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
We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued or that our patents and any patents that may be issued to us in the future will afford sufficient protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents are issued, some foreign countries provide significantly less effective patent enforcement than in the United States.
We intend to continue to regularly assess opportunities for seeking patent and other intellectual property protections for certain aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, our ability to do so may be limited until such time as we are able to generate sufficient cash flow from operations or otherwise raise sufficient capital to continue to invest in our intellectual property. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees, which may result in loss of our patent rights if we are unable to pay. If we are unable to so invest in our intellectual property, our ability to protect it or prevent others from infringing on our proprietary rights may be impaired.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which could increase our costs and may adversely affect our business, our prospects, and our operating results.
We may be subject to third-party claims of infringement, misappropriation or other violation of intellectual property rights, or other claims challenging our agreements related to intellectual property, which may be time-consuming and costly to defend, and could result in substantial liability.
Companies, organizations, or individuals, including our competitors, hold numerous patents or other intellectual property rights related to technology used in our industry, some of which may prevent, limit, or interfere with our ability to make, use, develop, or sell our products or services, which could make it more difficult for us to operate our business. Those holding intellectual property rights allegedly relating to our products or services could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights by seeking royalties or injunctions, which may become more likely if we gain greater recognition in the market. If a claim is successfully brought in the future and we or our products or services are determined to have infringed, misappropriated, or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:
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
We use open-source software in our solutions and will use open-source software in the future. Companies that incorporate open-source software into their solutions have, from time to time, faced claims challenging the use of open-source software and compliance with open-source license terms. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software, and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. By the terms of certain open-source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available to others under open-source licenses or other unfavorable license terms. Although we monitor our use of open-source software, we cannot assure you that all open-source software is reviewed prior to use in our solutions, that our developers have not incorporated open-source software into our solutions, or that they will not do so in the future. Additionally, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions as currently marketed or provided. Companies that incorporate open-source software into their products have, in the past, faced claims seeking enforcement of open-source license provisions and claims asserting ownership of open-source software incorporated into their product. If an author or other third party were to allege that we had not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our software. As a result of our current or future use of open-

source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition, and results of operations.
Cyberattacks and other security breaches affecting, or significant interruptions to, information technology systems on which we rely could have an adverse effect on our business, operations and financial condition, including through harm to our reputation and exposure to liability.
In the ordinary course of our business, we collect, store, and transmit confidential information, including intellectual property, proprietary business information, and personal information of customers, our employees, and contractors (collectively, “Confidential Information”). We also rely on computer systems, hardware, software, technology infrastructure, and online sites and networks for both internal and external operations that are critical to our business and the operation of our energy storage systems (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information, including computer malware and viruses (e.g., ransomware), malicious code, misconfigurations, bugs or other vulnerabilities, physical or electronic break-ins, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks and attacks by sophisticated nation-state and nation-state-supported actors, terrorism, war, infrastructure changes and capacity constraints, telecommunication and electrical failures, and similar attacks or disruptions. Any of these could lead to interruption and delays in our services and operations and the loss, misuse or theft of Confidential Information.
Such attacks against online networks have become more prevalent and there is an increased likelihood they may occur on our IT Systems or those of our third-party service providers in the future. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques—including artificial intelligence—that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Due to the political uncertainty involving Russia and Ukraine, there is an increased likelihood of an escalation of tensions that could result in cyberattacks or cybersecurity incidents that may either directly or indirectly impact our operations.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, any successful attempt by cyberattackers or other disruption to our services or IT Systems, could harm our business, result in regulatory investigations and enforcement actions, expose us to legal liability, cause us to incur material costs, including to provide required notifications to third-parties including data subjects, result in the misappropriation of funds or other intellectual property, be expensive to investigate and remedy and damage our reputation or brand and ability to attract and retain customers. Insurance may not be sufficient to cover significant expenses and losses related to cyberattacks or other interruptions to our systems. Efforts to prevent cyberattackers from entering IT Systems are expensive to implement, and there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information, and we may not be able to ensure the implementation or enforcement of the same with respect to our third-party vendors.
We continue to implement processes and procedures designed to enable us to quickly recover from a disaster or catastrophe and continue business operations. We have tested this capability under controlled circumstances, however, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular cyber incident, disaster or catastrophe, especially during peak periods, which could cause additional reputational damage, or loss of revenues, any of which could adversely affect our business, results of operations, and financial results. In addition, we have experienced rapid growth and may continue to grow in the future. In the event of such growth, our IT Systems may not be adequate, as currently designed, to protect us from data security breaches and other disruptions. In the future our energy storage systems and any digital platform that we develop may experience outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. We may also face changes in our energy storage systems, which could lead to damages, accidents and or system disruptions. We may in the future experience blackmail for our proprietary software or any software underpinning any digital platform that we may develop, which could shut down operation of our IT Systems, those of our potential customers, or cause other damage to such systems.
We have service agreements with data center providers and other third-party service providers, and interruptions to their services, their network providers or with the systems allocating capacity among their users, including us, could adversely affect our ability to serve our customers or perform our administrative work. Our third-party service providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy or reorganization, faced by our third-party service providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party service providers are unable to keep up with our needs for capacity, this could have an adverse effect on our business. In the event that our agreements with any of our third-party service providers are terminated, or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand or increase our costs, and adversely affect our business, financial condition, and results of operations.
Our systems include complex software and technology systems and do not have a meaningful history of operation, and there can be no assurance such systems and technology will perform as expected or that software, engineering or other technical defects will not be discovered until after a system is installed and operated by a customer. If our energy storage systems contain engineering or construction defects, our business and financial results could be harmed. In addition, the development and updating of these systems will require us to incur potentially significant costs and expenses.
To date, we have deployed two fully operational BESSs. Our products may contain defects in design, engineering, or construction that may cause them not to perform as expected or may require repair. An EVx system is unique proprietary technology to Energy Vault, and because one has not yet been fully constructed or deployed, we currently have no frame of reference by which to evaluate the performance of our EVx systems. Additionally, our energy storage systems use a substantial amount of software to operate which may require modification and updates over the life of such systems. Software products are inherently complex and often contain defects and errors when first introduced. These defects and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. Additionally, it is difficult for us to evaluate the manufacturing and construction of our energy storage systems until there are working examples that have been manufactured, constructed, and used by us and/or our customers.
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
Our energy storage systems are complex and incorporate technology and components that may contain design and manufacturing-related defects and errors and may in the future contain undetected defects or errors. Additionally, we have limited experience from which to evaluate the long-term performance of our energy storage systems. There can be no assurance that we will be able to detect and fix any defects in any of our energy storage system systems prior to the sale to potential consumers.
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
In August 2022, the United States passed the IRA, which includes a number of government incentives that support the adoption of energy storage products and services and are anticipated to benefit the Company and its operations. Forthcoming additional guidance to implement the IRA from the U.S. Department of Treasury and other federal administrative agencies could be drafted in such manner that would not be as anticipated and may be adverse to the Company’s interests.
We could be liable for environmental, health, and safety (“EHS”) issues resulting from our operations, which could impact our reputation, our business, and our operating results.
We are subject to EHS laws and regulations in jurisdictions in which we operate, including those governing worker safety and the disposal of hazardous materials and wastes. EHS laws also cover other topics, such as emissions to air, water (including groundwater), and soil, noise, and impacts to natural resources, including various wildlife species, or areas, any of which we may be or become subject to in connection with our operations and projects. EHS laws and regulations can be complex and often change. These laws can give rise to strict, joint and several liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with EHS laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages.
Our operations involve the use of hazardous, flammable, and explosive materials in our battery and green hydrogen storage solutions. Our operations also produce hazardous wastes. We cannot eliminate the risk of contamination or injury from the generation, transportation, or disposal of such materials. In the event of contamination or injury resulting from our or our third-party manufacturers’ use of, or associated with the transportation or disposal of, hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties. We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from exposure to hazardous materials with a policy limit that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks; however, this insurance may not provide adequate coverage against potential liabilities and not all workers have or may agree to our workers’ compensation policy. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of hazardous materials.
In addition, maintaining compliance with applicable EHS laws requires significant time and management resources and could cause delays in our ability to build out, equip and operate our facilities as well as service our installed energy storage systems, which would adversely impact our business, our prospects, our financial condition, and our operating results. In addition, EHS laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. We could incur liability under EHS laws and regulations if contamination is discovered in the future at properties formerly or currently owned, leased or operated by us, or properties to which hazardous substances were sent by us, . As noted above, such liability can be strict, joint and several. We are subject to various occupational health and safety laws which may require us to incur additional costs, disrupt operations, or otherwise adversely impact our business.
Many of our customers who have agreed to purchase our energy storage systems have high standards, and any EHS noncompliance by us could harm our reputation and impact a current or potential customer’s buying decision. Additionally, in many cases we contractually commit to performing all necessary installation work on a fixed-price basis, and unanticipated costs associated with environmental remediation, worker safety, and/or EHS compliance expenses may cause the cost of performing such work to exceed our revenue. The costs of complying with EHS laws, regulations, and customer requirements, and any claims concerning noncompliance or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or our operating results.
Action by governmental authorities and local residents to restrict construction or use of our systems or the projects/facilities that rely on our systems in their localities could substantially harm our business and financial results.
In the United States and elsewhere, the construction and implementation of our systems is subject to local laws, regulations, rules and agreements regarding zoning, permitting and land use. From time to time, various interest groups lobby for or against amendments to such rules that would allow potential customers to implement our systems in locations desirable to them. In certain cases, potential customers may need to petition for changes or waivers to such rules in order to be allowed to implement our systems. In all cases, governmental authorities and local residents may oppose the implementation of our systems by our potential customers, which could cause delays, potential damage to our relationships with customers and increased costs to us and our customers. If laws, regulations, rules, or agreements significantly restrict or discourage our potential customers in certain jurisdictions from purchasing and implementing our systems, or such customers from constructing the projects/facilities that will utilize our systems, it would have a material adverse effect on our business, results of operations, and financial condition. In addition, future macroeconomic pressures and public policy concerns could continue to lead to new laws and regulations, or interpretations of existing laws and regulations, that could limit our future customers’ use of our systems.
Any actual or perceived failure to comply with laws, regulations and rules relating to privacy, information security, and data protection could subject us to liability, damage our reputation, increase our costs and otherwise adversely affect our business opportunities, results of operations and financial condition. In addition, the ongoing costs of complying with such laws, regulations and rules could be significant.
We are and may become subject to various state, federal and foreign laws regarding privacy, information security and data protection. In particular, our handling of data relating to individuals is subject to a variety of laws and regulations relating to privacy, data protection, and information security, and we may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data. For example, the European Union’s General Data Protection Regulation, imposes stringent requirements for processing the personal data of individuals within the European Economic Area (“EEA”) or in the context of our activities within the EEA and provides for significant penalties, among other things, for noncompliance.
In the U.S., certain states have adopted privacy and security laws and regulations, which govern the privacy, processing and protection of personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, creates individual privacy rights for California individuals (including employees), increases the privacy and security obligations of entities handling certain personal information, and creates a new California data protection agency authorized to issue substantive regulations which could result in increased privacy and information security enforcement.
Laws, regulations, and other actual and potential obligations relating to privacy, data protection, and data security are evolving rapidly, and the regulatory landscape regarding privacy, data protection, and data security is likely to remain uncertain for the foreseeable future. We expect to be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs in the future, and it is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. Any actual or perceived inability to adequately address privacy and security concerns or comply with applicable privacy and information security laws, rules and regulations, our internal policies and procedures, or our contracts governing our processing of personal information, could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have an adverse effect on our business, prospects, results of operations, financial position and reputation.
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
We have implemented and maintain policies and procedures designed to promote compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, the Bribery Act and other anti-corruption laws, as well as economic sanctions and export controls. We cannot assure you, however, that any such policies and procedures will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged, and will not engage, in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged, and will not engage, in conduct that could materially affect their ability to perform their contractual obligations to us or result in our being held liable for such conduct. Violations of the FCPA, Bribery Act, other anti-corruption laws, economic sanctions, export control laws and/or anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, as well as damage to our business continuity or brand, which could have a material adverse effect on our business, financial condition and results of operations.
Changes in regulatory enforcement policies and priorities may negatively impact the management of our business, results of operations, and ability to compete.
Energy and EHS regulation is constantly changing, and changes in policy, changes in interpretation or enforcement of existing laws or regulations applicable to our business, or reexamination of current practices, could adversely impact our profitability, limit our ability to continue existing or pursue new business activities, require us to change certain of our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation). Regulatory changes also may require us to invest significant resources, and devote significant management attention, to make any necessary changes and could adversely affect our business.
We are subject to licensing, permitting, and operational requirements that result in substantial compliance costs, and our business would be adversely affected if we fail to obtain or maintain required licenses or if our licenses are impaired.
Our business is subject to numerous federal, state, and local laws and regulations in the jurisdictions in which we operate. In particular, our business is subject to oversight and regulation under local ordinances, building, zoning and fire codes, EHS regulations, utility interconnection requirements, and other rules and regulations. Such licenses, permits, and approvals often require us to operate in ways that incur substantial compliance costs.
We have obtained certain permits and are in the process of obtaining additional permits for the energy storage systems that we are constructing. Although we have obtained certain required permits and believe that obtaining and renewing any remaining permits and/or licenses will be routine, we can provide no assurance that all required permits and/or licenses will be obtained or renewed in a timely manner. Our failure to hold a given permit or certificate would impair our ability to perform our obligations under our customer contracts. The number of laws affecting our business continues to grow. If our licenses or permits were impaired, whether by expiration, nonrenewal, modification, or termination, our business would be adversely impaired.
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
As we operate in various locations around the world, our operations in certain countries are subject to significant governmental scrutiny and may be adversely impacted by the results of such scrutiny. The regulatory environment with regard to our business is evolving, and officials often exercise broad discretion in deciding how to interpret and apply applicable regulations. From time to time, we receive formal and informal inquiries from various government regulatory authorities, as well as self-regulatory organizations, about our business and compliance with laws, regulations or standards.
Any determination that our operations or activities, or the activities of our employees, are not in compliance with existing laws, regulations or standards could result in the imposition of substantial fines; civil or criminal liability; interruptions of business; loss of supplier, vendor, customer or other third-party relationships; termination of necessary licenses and permits; or similar results; all of which could potentially harm our business and/or reputation. Even if an inquiry does not result in these types of determinations, regulatory authorities could cause us to incur substantial costs or require us to change our business practices in a manner materially adverse to our business and could create negative publicity, which could harm our business and/or reputation.
Risks Related to Ownership of Energy Vault’s Securities
Concentration of ownership among our executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.
As of December 31, 2023, our executive officers, directors and their affiliates as a group beneficially own approximately 30.6% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
The Company qualifies as an “emerging growth company” within the meaning of the Securities Act, and in reliance on SEC guidance, takes advantage of certain exemptions from disclosure requirements available to emerging growth companies, as well as “smaller reporting companies,” which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, the Company is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Even after the Company no longer qualifies as an emerging growth company, we may in the future qualify as a “smaller reporting company,” which would allow it to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements, Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. Moreover, smaller reporting companies may choose to present only the two most recent fiscal years of audited financial statements in their Annual Reports on Form 10-K. Although the Company determined that it did not qualify as a “smaller reporting company” as of its 2023 determination date, in reliance on SEC guidance, it has chosen to continue to use certain of the scaled disclosures in this Annual Report on Form 10-K, and will begin providing non-scaled larger company disclosures in its first Form 10-Q for the 2024 fiscal year.
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
As of December 31, 2023, the Company had warrants outstanding to purchase an aggregate 5,166,666 of private warrants. In addition, as of December 31, 2023, the Company was able to issue an aggregate of up to 23,768,666 shares of common stock pursuant to our 2022 Equity Incentive Plan and 8,000,000 shares of common stock pursuant to our 2022 Employment Inducement Plan, which amounts are inclusive of previously granted awards and which may be subject to increase from time to time. The Company may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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
•the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act or relying on “smaller reporting company” exemptions;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing our (i) cybersecurity risk assessment processes, (ii) security controls, and (iii) response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors who have access to our critical systems and information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see our risk factor titled “Cyberattacks and other security breaches could have an adverse effect on our business and operations, harm our reputation, and expose us to liability.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives quarterly reports from the Chief Information Officer (“CIO”) on our cybersecurity risks. In addition, the CIO updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from the CIO on our cyber risk management program. Board members receive presentations on cybersecurity topics from our CIO, internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including the Chief Executive Officer (“CEO”), CIO, Chief Marketing Officer, and Chief Legal Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The CIO, in collaboration with the Audit Committee, has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.
Energy Vault’s CIO has more than 25 years of cybersecurity and risk management experience across multiple market verticals, including extensive experience overseeing critical and complex cybersecurity teams spanning multiple federal agencies and private industry. Further, the Audit Committee has a combined nine years of experience in organizational cybersecurity and risk management.
Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information environment.
ITEM 2. PROPERTIES
Our principal offices are located in Westlake Village, California, Vienna, Virginia, and Lugano, Switzerland. The Westlake Village office serves as our U.S. headquarters and the Lugano office serves as our international headquarters. The Westlake Village facility consists of approximately 15,767 square feet and is under a lease that expires in November 2028. The Lugano facility is under a lease that expires in July 2027. The Vienna facility is under a lease that expires in January 2025.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our common stock is listed on the New York Stock Exchange under the ticker symbol “NRGV.” Prior to February 14, 2022 and before the completion of the Merger, Novus’ Class A common stock traded on the New York Stock Exchange under the ticker symbol “NXU.”
Holders of Record
At March 7, 2024, there were 123 holders of record of our common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during 2023.
Repurchase of Equity Securities
There were no repurchases of the Company’s equity securities during 2023.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s consolidated results of operations and financial condition as of December 31, 2023 and for the fiscal year ended December 31, 2023. The discussion and analysis should be read together with our audited consolidated financial statements and related notes that are included elsewhere in this Annual report on Form 10-K. This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Annual Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Our Business
Energy Vault develops and deploys utility-scale energy storage solutions designed to aid in the global transition to a clean energy future.
Our Company’s comprehensive offerings include proprietary gravity, battery, and green hydrogen energy storage solutions, supported by our technology-agnostic energy management software solutions. We incorporate a customer-centric, solutions-based approach toward helping utilities, independent power producers, and large industrial energy users reduce their energy costs while maintaining power reliability. As the world transitions to an economy powered by increasingly intermittent renewable energy such as solar and wind, the ability to provide clean and affordable electricity to a growing global population will depend heavily on the ability to store and distribute energy at appropriate times. We are striving to create a world powered by renewable resources so that everyone will have access to clean, sustainable, and affordable energy.

Our solutions are designed to address the intermittency issues inherent in the predominant sources of renewable energy production by storing energy produced when renewable energy production is active. Once energy is stored in our solutions, it can be discharged to the grid in a controlled and reliable manner at any time, regardless of the then current ability of the renewable sources to generate power. Our energy storage solutions are designed to accommodate a wide variety of renewable power sources and to achieve an attractive levelized cost of energy relative to fossil fuels. Collectively, these abilities greatly broaden the use cases and time duration scenarios that can be addressed by certain sources of renewable power.
Key Factors and Trends Affecting our Business
We believe that our performance and future success depend upon several factors that present significant opportunities for us, but also pose risks and challenges including those discussed below and in Part I, Item 1A. “Risk Factors.”
Product Development and Deployment Plan
We leverage our sustainable and differentiated technologies to provide our customers with economical solutions to meet their short, long, and extended-duration renewable energy storage needs. Our energy storage solutions are designed to accommodate a wide variety of renewable power sources and to achieve an attractive levelized cost of energy relative to fossil fuels.
We anticipate that our market will be characterized by high growth and rapidly evolving use cases and requirements. We believe that the majority of our competitors are primarily focused on the development and marketing of vertically siloed solutions based on a singular energy storage technology. Alternatively, we have strategically chosen to design an agile and agnostic software platform that can orchestrate the management of not just one energy storage technology, but rather one or more of our diverse storage mediums and the underlying power generation assets to harmonize asset operation and drive competitive operational performance. We expect that this will broaden the use cases and time duration scenarios that can be addressed by certain sources of renewable power, and thereby drive a faster transition to more widespread utilization of renewable power.
Our range of energy storage solutions assures our customers have what they need today, as well as what they will need in the future, thereby protecting their investments in our products within this high-growth market and its rapidly evolving use cases and requirements. For these reasons, we believe we are well positioned to compete successfully in the evolving market for energy storage solutions.
We primarily rely on two models for project delivery, which are (i) EPC delivery and (ii) EEQ delivery. Under the EPC model, we generally rely on third-party EPC firms to construct our storage systems, under our supervision with dedicated teams tasked with project management. Under the EEQ model, we are responsible for the delivery and installation of the equipment we provide, as well as resolving issues within our scope of supply.
Our cost projections are heavily dependent upon raw materials (such as steel), equipment (such as motors, batteries, inverters, and power electronic devices) and technical and construction service providers (such as engineering, procurement, construction firms). The global supply chain, on which Energy Vault relies, has been significantly impacted by (i) the COVID-19 pandemic, (ii) economic uncertainties, including the war in Ukraine and the conflict in the Middle East, and (iii) high inflation pressure on project budgeting resulting in potential significant delays and cost fluctuations, particularly with respect to microchips and many other raw materials that are within the motor and power electronic supply chains. These future timing and financial developments may impact Energy Vault’s performance from both a deployment and cost perspective.
Energy Storage Industry
We believe climate change poses a monumental risk to humanity and decreasing human generated GHG emissions is currently among the world’s most pressing challenges. Carbon dioxide is the primary GHG emitted through human activities and, according to the International Energy Agency, the energy sector is estimated to account for more than 75% of global human generated GHG emissions. Burning fossil fuels contributes to climate change by releasing carbon dioxide and nitrous oxide into the atmosphere.
Renewable energy sources present environmental advantages over fossil fuels in terms of finite natural resource usage and GHG emission profile. A major obstacle to transitioning to renewable sources of energy such as wind and solar is the intermittent availability of these types of energy sources. Energy storage solutions are needed to balance the production intermittency of variable renewable energy to support a clean-energy future and a balanced electrical grid infrastructure.
The growth of the energy storage market that we address is primarily driven by the decreasing cost of energy storage technologies and renewable power generation sources, government mandates, financial incentives to reduce GHG emissions, and increasing geopolitical pressures driving energy independence goals. These dynamics are driving demand for additional renewable power generation and increased capacity and storage duration in energy storage solutions.
According to the 2H 2023 Energy Storage Market Outlook published by BloombergNEF in October 2023, the energy storage market is expected to grow at a “27% compound annual growth rate through 2030, with annual additions reaching 110 GW/372 GWh, or 2.6 times expected 2023 gigawatt installations.” Both government mandates and companies focused on reducing energy use, cost, and emissions are expected to propel the shift to renewable sources of power..
Our business depends on the acceptance of our energy storage products in the marketplace. Even if renewable energy and energy storage become more widely adopted than they have been to date, potential customers may choose energy storage products from our competitors.
Increasing Deployment of Renewable Energy
Deployment of renewable energy resources has accelerated over the last decade, and solar and wind have become a low cost energy source. Energy storage is critical to reducing the intermittency and volatility of renewable energy generation. However, there is no guarantee that the deployment of renewable energy will occur at the rate that is expected. Inflationary pressures, supply chain disruptions, geopolitical conflicts, government regulations, and other factors could result in fluctuations in demand for and deployment of renewable energy resources, adversely affecting our revenue and ability to generate profits in the future.
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
Government Regulation and Compliance
Governments in countries throughout the world have announced and implemented various policies, regulations, and legislation to support the transition from fossil fuels to low-carbon form of energy, including through the use of energy storage solutions. For example, in August 2022, the United States Congress passed the IRA. The IRA provides incentives for the domestic manufacturing of key components of energy storage solutions as well as the construction of standalone energy storage projects. The resulting improved economics are expected to reduce the cost to implement storage within the domestic market and may amplify and accelerate the adoption of energy storage systems for short, long, and extended duration use cases, like those offered by Energy Vault. Such government policies and programs are becoming increasingly instrumental in stimulating adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support, facilitating grid integration, and supporting research and development.
Although we are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the United States, governments continuously modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes could affect our ability to deliver cost savings to our current and future customers for the purchase of electricity. We believe we are well positioned to capture incentives contained in the IRA and that its enactment is favorable to our business and future operations. However, as this legislation was recently adopted and applicable U.S. Department of Treasury and Internal Revenue Service guidelines were published in the third quarter of 2023, we have not yet seen the impact these IRA incentives may have on our business, operations, and financial performance in the future and cannot guarantee that we will realize the anticipated benefits from the incentives in the IRA.
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
Recent Developments
In May 2023, the Company signed a technology license option agreement with a company affiliated with a member of Energy Vault’s Board. The agreement permits the customer to exercise options to enter into licensing agreements in certain territories to use the Company’s gravity storage technology for a fee of $0.5 million. The customer exercised its option for one of the territories on June 30, 2023 and paid Energy Vault an additional $0.5 million. The Company recognized $0.7 million in revenue related to the option and licensing arrangements during the year ended December 31, 2023.
In October 2023, the Company entered into a contract with a customer to construct a 400 MWh BESS in Texas. The Company did not recognize any revenue from this contract in 2023 and expects to begin recognizing revenue from this contract in the second half of 2024.
In December 2023, the Company signed a license and royalty agreement that allows the customer to use the Company’s gravity energy storage technology and VaultOS EMS in South Africa. The customer obtained a 10-year exclusive license and a $20.0 million licensing fee is payable annually in installments over 10 years. Royalties of 5.0% will be applied to all gross revenue streams in South Africa. The Company did not recognize any revenue from this contract in 2023 and expects to begin recognizing revenue from this contract in the first half of 2024.
Key Operating Metrics
Bookings
Bookings represents the total MWhs to be delivered and the aggregate contracted value for energy storage systems, tolling arrangements, and intellectual property license agreements, and software service agreements signed during the period. The aggregate contracted value excludes any potential future variable payments or royalties.
The following table presents bookings for the periods indicated ($ in thousands):

	Year Ended December 31,
	2023	2022	Change
Bookings [MWh]	400	1,635	(1,235)
Bookings [$]	$205,776	$540,086	$(334,310)
Backlog
Backlog represents the amount of revenue we expect to realize in the future on uncompleted construction contracts, including new contracts under which work has not yet begun, as well as the remaining revenue to be recognized under the Company’s intellectual property licensing agreements. As of December 31, 2023, backlog totaled $144.2 million.
The Company generally expects to recognize approximately 16.0% of the backlog as revenue over the next 12 months and the remainder more than 12 months from December 31, 2023. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory, or other delays or cancellations including from economic or other conditions caused by supply chain disruptions, inflation, weather, and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. Customers may postpone or cancel construction projects due to changes in our customer’s spending plans, market volatility, changes in government permitting, regulatory delays, and/or other factors. There can be no assurance as to our customer’s requirements or if actual results will be consistent with our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
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
Revenue
The Company generates revenue from the sale and licensing of our energy storage solutions. To date, the Company has primarily generated revenue from the sale of our BESSs and from licensing our EVx technology. In addition to these sources of revenue, in the future we expect to generate revenue from the sale of our GESSs, the sale or licensing of the Company’s software solutions, the sale of long-term service agreements to maintain customer owned energy storage systems, and through tolling arrangements in connection with energy storage systems that we intend to own and operate.
When the Company sells a BESS, the Company recognizes revenue over time as we transfer control of our product to the customer. When the Company licenses its intellectual property, revenue is recognized at the point in time at which the customer obtains control of the licensed technology.
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
Cost of Revenue
Cost of revenue primarily consists of product costs, including purchased materials and supplies, as well as costs related to subcontractors, direct labor, and product warranties.
Our cost of revenue is affected by underlying costs of materials such as batteries, inverters, enclosures, transformers, and cables, as well as the cost of subcontractors to provide construction services. We do not currently hedge against changes in the price of raw materials as we do not purchase raw materials. We purchase energy storage system components from our suppliers.
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
Asset Impairment
Energy Vault began building a prototype of the EV1 in March 2020, resulting in the EV1 CDU, which was connected to the Swiss national grid in July 2020. Thereafter, through design improvements and refinements of its technology, Energy Vault announced the new EVx platform in 2021 and the Company dismantled the EV1 CDU in September 2022. The Company has recognized various impairments related to the EV1 CDU when components have been damaged or become obsolete.
Interest Income
Interest income consists of interest income from investments in funds containing exclusively U.S. Treasury bills and money market funds, customer financing receivable, and convertible note receivable.
Change in Fair Value of Warrant Liability
The Company’s Private Warrants are subject to fair value remeasurement at each balance sheet date. Prior to the redemption of all outstanding Public Warrants on August 1, 2022, the Company’s Public Warrants were subject to fair value remeasurement.
Transaction Costs
Transaction costs consist of legal, accounting, banking fees, and other costs directly related to the consummation of the Merger and the PIPE.

Results of Operations
Consolidated Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2023	2022	$ Change
Revenue	$341,543	$145,877	$195,666
Cost of revenue	324,012	86,580	237,432
Gross profit	17,531	59,297	(41,766)
Operating expenses:
Sales and marketing	18,210	12,582	5,628
Research and development	37,104	42,605	(5,501)
General and administrative	68,060	56,622	11,438
Depreciation and amortization	893	7,743	(6,850)
Asset impairment	—	2,828	(2,828)
Loss from operations	(106,736)	(63,083)	(43,653)
Other income (expense):
Interest expense	(35)	(2)	(33)
Interest income	8,152	3,695	4,457
Change in fair value of warrant liability	—	2,330	(2,330)
Transaction costs	—	(20,586)	20,586
Other expense, net	(173)	(226)	53
Loss before income taxes	$(98,792)	$(77,872)	$(20,920)
Revenue
The Company recognized revenue for the product and service categories as follows for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2023	2022
Build and transfer energy storage products	$339,891	$85,636
Licensing of intellectual property	735	58,483
Other	917	1,758
Total revenue	$341,543	$145,877
Revenue for the year ended December 31, 2023 increased by $195.7 million to $341.5 million compared to $145.9 million for the year ended December 31, 2022.
Revenue for the year ended December 31, 2023 primarily consisted of $339.9 million attributable to the building and transferring of energy storage products. This revenue related to the Company’s physical advancement on its BESS projects during the year. Revenue from three customers accounted for 64%, 22%, and 13% respectively, of the Company’s total revenue for the year ended December 31, 2023.
Revenue for the year ended December 31, 2022 primarily consisted of $85.6 million attributable to the building and transferring of energy storage products and $58.5 million attributable to licensing the Company’s EVx intellectual property. Revenue from the building and transferring of energy storage products was attributable to the Company’s physical advancement on its BESS projects during the year. Revenue from two customers accounted for 57% and 35%, respectively, of the Company’s total revenue for the year ended December 31, 2022.
Cost of Revenue
Cost of revenue for the year ended December 31, 2023 increased by $237.4 million to $324.0 million compared to $86.6 million for the year ended December 31, 2022.
Cost of revenue for the years ended December 31, 2023 and 2022 primarily consisted of construction costs associated with the sale of the Company’s BESSs. The increase in cost of revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the increase in revenue from the sale and transfer of energy storage products.
Gross Profit and Gross Profit Margin
Gross profit was $17.5 million and gross profit margin was 5.1% for the year ended December 31, 2023. Gross profit for 2023 was primarily attributable to the sale and transfer of the Company’s BESS projects.
Gross profit was $59.3 million and gross profit margin was 40.6% for the year ended December 31, 2022. Gross profit during 2022 was primarily attributable to the Company’s intellectual property licensing revenue, which did not have any associated cost of revenue.
S&M Expenses
S&M expenses increased by $5.6 million to $18.2 million for the year ended December 31, 2023, compared to $12.6 million for the year ended December 31, 2022. The increase was primarily attributable to an increase in personnel-related expenses of $4.7 million and an increase in consulting costs of $0.7 million. The increase in personnel costs was due to expanded headcount and increased stock-based compensation expense. Stock-based compensation expense was $7.1 million for the year ended December 31, 2023, compared to $5.1 million for the year ended December 31, 2022.
R&D Expenses
R&D expenses decreased by $5.5 million to $37.1 million for the year ended December 31, 2023, compared to $42.6 million for the year ended December 31, 2022. The decrease was primarily attributable to a $2.7 million decrease in engineering and development costs, a $2.0 million decrease in personnel-related expenses, and a $0.8 million decrease in consulting costs. These cost decreases were primarily attributable to a focus on cost controls and a reduction in personnel. Stock-based compensation expense was $10.1 million for the year ended December 31, 2023, compared to $14.8 million for the year ended December 31, 2022. The decrease in stock-based compensation expense in 2023 compared to 2022 was partially due to a reversal of expense for non-vested RSUs that were forfeited upon the reduction in personnel.
G&A Expenses
G&A expenses increased by $11.4 million to $68.1 million for the year ended December 31, 2023, compared to $56.6 million for the year ended December 31, 2022. The increase was primarily attributable to a $9.8 million increase in personnel-related expenses, a $1.4 million increase in software and IT costs, a $1.1 million increase in insurance costs, and a $0.6 million increase in consulting costs. The increase in personnel costs was due to expanded headcount and an increase in stock-based compensation expense. Stock-based compensation expense was $25.9 million for the year ended December 31, 2023, compared to $21.2 million for the year ended December 31, 2022. These cost increases were partially offset by a $1.4 million decrease in legal and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased by $6.9 million to $0.9 million for the year ended December 31, 2023, compared to $7.7 million for the year ended December 31, 2022. The decrease was primarily due to the EV1 CDU being decommissioned in 2022, resulting in the asset being fully depreciated during 2022.
Asset Impairment
There was no asset impairment expense for the year ended December 31, 2023, compared to $2.8 million for the year ended December 31, 2022. Asset impairment for the year ended December 31, 2022 related to the EV1 CDU and the brick machines used to manufacture bricks for the EV1 tower design. The Company completed the dismantling of the EV1 CDU during 2022 and recorded the impairment charges when the EV1 CDU was dismantled.
Interest Income
Interest income increased by $4.5 million to $8.2 million for the year ended December 31, 2023, compared to $3.7 million for the year ended December 31, 2022. The increase in interest income was primarily due to higher short-term interest rates in 2023 compared to 2022 on our investments in funds containing exclusively short-dated U.S. Treasury bills and money market funds containing U.S. Treasury bills and U.S. agency paper.
Change in Fair Value of Warrant Liability
There was no change in fair value of the Company’s warrant liability for the year ended December 31, 2023, compared to a change in fair value that resulted in a gain of $2.3 million for the year ended December 31, 2022.

Transaction costs
There were no transaction costs recognized for the year ended December 31, 2023, compared to $20.6 million for the year ended December 31, 2022. The transaction costs in 2022 related to the consummation of the Merger.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our net cash used in operating and investing activities primarily through the issuance and sale of equity, and with the proceeds from the Merger and the PIPE. Our cash equivalents are highly liquid investments purchased with an original or remaining maturities of three months or less. Substantially all of our restricted cash balance is held by banks as collateral for the Company’s letters of credit.
The following tables summarizes our cash, cash equivalents, and restricted cash balances as of December 31, 2023 and 2022 (amounts in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$109,923	$203,037
Restricted cash	35,632	83,145
Total cash, cash equivalents, and restricted cash	$145,555	$286,182
Short-Term Liquidity
Management believes that its cash and cash equivalents on hand as of the filing date of this Annual Report will be sufficient to fund our operating activities for at least the next twelve months without regard to any cash proceeds we may receive in the future upon the exercise of our private warrants. As of the filing date of this Annual Report, $34.6 million of the restricted cash balance at December 31, 2023 was released from restrictions and became unrestricted cash.
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
Energy Vault has incurred negative operating cash flows and operating losses in the past. We may continue to incur operating losses in the future due to our on-going research and development activities. We may seek additional capital through equity and/or debt financings depending on market conditions. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.

Licensing Agreements with Extended Payment Terms
The Company has licensed its gravity storage technology and certain of these agreements contain extended payment terms. There is uncertainty as to the collectability of the license payments in certain licensing agreements, and the Company has not yet recognized any revenue related to those license agreements where collectability is uncertain.
Anticipated cash inflows from licensing agreements with extended payment terms as of December 31, 2023 were as follows (amounts in thousands):

Year ended December 31,	Amount
2024	$6,600
2025	9,250
2026	6,750
2027	7,250
2028	7,250
Thereafter	60,000
Total	$97,100
Contractual Obligations
Our principal commitments as of December 31, 2023 consisted primarily of obligations under operating leases, finance leases, warranty obligations, deferred pensions, and issued purchase orders. Our non-cancellable purchase obligations as of December 31, 2023 totaled approximately $4.7 million.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(92,655)	$(23,346)
Net cash used in investing activities	(42,542)	(13,319)
Net cash (used in) provided by financing activities	(5,482)	217,771
Effects of exchange rate changes on cash	52	(49)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(140,627)	$181,057
Operating Activities
During the years ended December 31, 2023 and 2022, cash used in operating activities totaled $92.7 million and $23.3 million, respectively.
During the year ended December 31, 2023, cash used in operating activities was negatively impacted by a net loss of $98.4 million, an increase in contract assets of $57.0 million, and a decrease in contract liabilities of $44.5 million. The change in contract assets and liabilities is due to the physical advancement of the Company’s BESS projects during 2023 and the timing of milestone billing for the related projects. In the early stages of a project, the Company typically collects up-front payments that result in contract liabilities. Toward the completion of a project, the Company typically bills the customer after substantial and final completion, which often results in contract assets until the Company bills the customer for the last milestones that have been completed. Operating cash flows were positively impacted by non-cash charges of $43.0 million, an increase in accounts payable and accrued expenses of $25.5 million, a decrease in advances to suppliers of $22.8 million, a decrease in accounts receivable of $10.2 million, a decrease in inventory of $4.0 million, and a decrease in prepaid and other current assets of $2.9 million. The non-cash charges primarily consisted of $43.1 million in stock-based compensation expense and $0.9 million in depreciation and amortization expense, partially offset by $1.4 million in non-cash interest income. The change in accounts receivable, relates to the timing of billing and the change in accounts payables and accrued expenses relates to the timing of payments. The decrease in advances to suppliers is due to the receipt of energy storage system equipment in 2023 that had been partially paid for as of December 31, 2022.
During the year ended December 31, 2022, cash used in operating activities of $23.3 million was negatively impacted by a net loss of $78.3 million, an increase in accounts receivable of $37.5 million, an increase in contract assets of $29.0 million, an increase in advances to suppliers of $24.3 million, an increase in customer financing receivable of $9.7 million, an increase in prepaid and other current assets of $5.3 million, and an increase in inventory of $4.4 million. Operating cash flows were positively impacted by non-cash charges of $49.3 million, an increase in accounts payable and accrued expenses of $67.9 million, and an increase in contract liabilities of $49.4 million. The non-cash charges primarily consisted of $41.1 million in stock-based compensation expense, $7.7 million in depreciation and amortization expense, and $2.8 million in asset impairment charges, partially offset by a $2.3 million gain from a change in the fair value of the Company’s warrant liability.
Investing Activities
During the years ended December 31, 2023 and 2022, cash used in investing activities totaled $42.5 million and $13.3 million, respectively.
Cash used in investing activities for the year ended December 31, 2023 consisted of $30.4 million for the purchase of property and equipment, primarily related to the energy storage systems being constructed in Snyder, Texas and Calistoga, California, $6.1 million for the purchase of property and equipment that the Company expects to resell, and $6.0 million for the purchase of equity securities in KORE.
Cash used in investing activities for the year ended December 31, 2022 consisted of $9.0 million for the purchase of equity securities in KORE, $2.3 million for the purchase of property and equipment, and $2.0 million for the purchase of a convertible note.
Financing Activities
During the years ended December 31, 2023 and 2022, cash (used in) provided by financing activities totaled $(5.5) million and $217.8 million, respectively.
For the year ended December 31, 2023, cash used in financing activities was primarily attributable to $6.0 million in tax payments related to the net settlement of equity awards, and $0.9 million in repayments for insurance premium financings. These cash outflows were partially offset by $1.3 million in proceeds from insurance premium financings.
During the year ended December 31, 2022, cash provided by financing activities was primarily attributable to $235.9 million in proceeds from the reverse recapitalization and PIPE financing, net, and $7.9 million in proceeds from the exercise of warrants. Partially offsetting these cash inflows was $20.7 million transaction cost payments related to the reverse recapitalization and $5.5 million in tax payments related to the net settlement of equity awards.
Non-GAAP Financial Measures
To complement our consolidated statements of operations, we use non-GAAP financial measures of adjusted S&M expenses, adjusted R&D expenses, adjusted G&A expenses, and adjusted EBITDA. Management believes that these non-GAAP financial measures complement our GAAP amounts and such measures are useful to securities analysts and investors to evaluate our ongoing results of operations when considered alongside our GAAP measures. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to net loss as an indicator of our performance.
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Year Ended December 31,
	2023	2022
S&M expenses (GAAP)	$18,210	$12,582
Non-GAAP adjustments:
Stock-based compensation expense	7,143	5,111
Reorganization expenses	84	—
Adjusted S&M expenses (non-GAAP)	$10,983	$7,471

The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Year Ended December 31,
	2023	2022
R&D expenses (GAAP)	$37,104	$42,605
Non-GAAP adjustments:
Stock-based compensation expense	10,057	14,775
Reorganization expenses	182	—
Adjusted R&D expenses (non-GAAP)	$26,865	$27,830
The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Year Ended December 31,
	2023	2022
G&A expenses (GAAP)	$68,060	$56,622
Non-GAAP adjustments:
Stock-based compensation expense	25,897	21,172
Reorganization expenses	318	—
Adjusted G&A expenses (non-GAAP)	$41,845	$35,450
The following table provides a reconciliation from GAAP net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Year Ended December 31,
	2023	2022
Net loss (GAAP)	$(98,443)	$(78,299)
Non-GAAP adjustments:
Interest income, net	(8,117)	(3,693)
Income tax expense	(349)	427
Depreciation and amortization	893	7,743
Stock-based compensation expense	43,097	41,058
Reorganization expenses	584	—
Change in fair value of warrant liability	—	(2,330)
Transaction costs	—	20,586
Asset impairment	—	2,828
Foreign exchange losses	222	316
Adjusted EBITDA (non-GAAP)	$(62,113)	$(11,364)
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
The Company recognizes revenue over time on these projects as a result of the continuous transfer of control of its products to the customer. The Company utilizes the percentage of completion method based on costs incurred as a percentage of total estimated contract costs to determine the amount of revenue to recognize. Contract costs include all direct materials and labor costs related to contract performance. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profits are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which the facts and changes in circumstances become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period.
The Company’s contracts generally provide customers with a right to liquidated damages (“LDs”) against Energy Vault in the event specified milestones are not met on time, or certain performance metrics are not met upon or after the substantial completion date. LDs are accounted for as variable consideration, and the contract price is reduced by the expected penalty or LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is improbable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and how a project will perform during the performance guarantee period. The existence and measurement of liquidated damages may also be impacted by the Company’s judgment about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for LDs is estimated using the expected value of the consideration to be received.
Licensing of Intellectual Property: The Company enters into licensing agreements of its intellectual property that are within the scope of ASC 606. The terms of such licensing agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities. The transaction price allocated to the licensing of intellectual property is recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit.
One of the Company’s agreement with a customer includes variable consideration of $25.0 million, which represents a refundable contribution the Company made to the customer during the construction period for their first GESS. The refundable contribution will be returned to Energy Vault upon the customer’s first GESS reaching substantial completion, subject to adjustment for potential liquidated damages if certain performance metrics are not met. The Company has determined that it is probable that the entire $25.0 million will be collected from the customer, and therefore has included that amount in the contract’s transaction price.
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
Stock-based compensation for stock options is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model considers volatility in the price of the Company’s stock, the risk-free interest rate, the estimated life of the equity-based award, the closing price of the Company’s stock on the grant date, and the exercise price.
Stock-based compensation for RSUs that vest based solely on a service condition is measured based on the closing fair market value of the Company’s common stock on the date of the grant.
Stock-based compensation for RSUs that vest based on market conditions is estimated on the date of the grant using a Monte Carlo simulation model. The Monte Carlo simulation model requires the input of highly subjective assumptions, including the expected term of the award, the expected volatility of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company.
Emerging Growth Company Accounting Election
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have irrevocably elected to take advantage of the benefits of this extended transition period for new or revised standard. We are expected to remain an emerging growth company through the end of 2026 and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.
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
Foreign Currency Risk
The majority of our contracts with customers are denominated in U.S. dollars, and certain of our definitive agreements could be denominated in currencies other than the U.S. dollar, including the Euro, the Swiss franc, the Australian dollar, the South African rand, the Brazilian real, and the Saudi riyal. A strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations.
In addition, a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, such as the euro and the Swiss franc, and are subject to fluctuations due to changes in foreign currency exchange rates. If we increase our exposure to foreign currencies and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to us. Our customers include the counterparties for the sale of our energy storage products and solutions and the licensees of our intellectual property. A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flows. Credit policies have been approved and implemented to assess our existing and potential customers with the objective of mitigating credit losses. These policies establish guidelines, controls, and credit limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential customers, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. In addition, customers are required to make milestone payments based on their project’s progress. We may also, at times, require letters of credit, parent guarantees, or cash collateral when deemed necessary.
Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that may impact our counterparties. Currently, management does not anticipate a material adverse effect in our financial position or results of operations from non-performance of a customer. We continuously monitor the creditworthiness of all our customers.
Commodity Price Risk
We are subject to risk from fluctuating market prices of certain commodity raw materials, including cement, steel, aluminum, and lithium, that are used in the components that we purchase from our suppliers and then as inputs to our products. Prices of these raw materials may be affected by supply restrictions or other logistic costs market factors from time to time. As we are not the direct buyer of these raw materials, we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if suppliers increase component prices and we are unable to recover such increases from our customers and could harm our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index of Consolidated Financial Statements for the fiscal years ended December 31, 2023 and 2022.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Energy Vault Holdings, Inc.
Westlake Village, California

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Vault Holdings, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2020.

BDO USA, P.C.
Melville, New York
March 12, 2024

ENERGY VAULT HOLDINGS, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$109,923	$203,037
Restricted cash	35,632	83,145
Accounts receivable, net of allowance for credit losses of $69 and $— as of December 31, 2023 and 2022, respectively.	27,189	37,460
Contract assets, net of allowance for credit losses of $1,113 and $— as of December 31, 2023 and 2022, respectively.	84,873	28,978
Inventory	415	4,378
Customer financing receivable, current portion, net of allowance for credit losses of $375 and $— as of December 31, 2023 and 2022, respectively.	2,625	1,500
Advances to suppliers	8,294	24,327
Assets held for sale	6,111	—
Prepaid expenses and other current assets	4,520	7,242
Total current assets	279,582	390,067
Property and equipment, net	31,043	3,044
Intangible assets	1,786	—
Operating lease right-of-use assets	1,700	1,442
Customer financing receivable, long-term portion, net of allowance for credit losses of $957 and $— as of December 31, 2023 and 2022, respectively.	6,698	8,260
Investments	17,295	11,080
Other assets	2,649	2,820
Total Assets	$340,753	$416,713
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$21,165	$60,315
Accrued expenses	85,042	14,749
Contract liabilities, current portion	4,923	49,434
Lease liabilities, current portion	724	825
Total current liabilities	111,854	125,323
Deferred pension obligation	1,491	890
Contract liabilities, long-term portion	1,500	1,500
Other long-term liabilities	2,115	1,287
Total liabilities	116,960	129,000
Commitments and contingencies (Note 19)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 146,577 issued and outstanding at December 31, 2023 and 138,530 at December 31, 2022	15	14
Additional paid-in capital	473,271	435,852
Accumulated deficit	(248,072)	(147,265)
Accumulated other comprehensive loss	(1,421)	(888)
Total stockholders’ equity	223,793	287,713
Total Liabilities and Stockholders’ Equity	$340,753	$416,713
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue	$341,543	$145,877
Cost of revenue	324,012	86,580
Gross profit	17,531	59,297
Operating expenses:
Sales and marketing	18,210	12,582
Research and development	37,104	42,605
General and administrative	68,060	56,622
Depreciation and amortization	893	7,743
Asset impairment	—	2,828
Loss from operations	(106,736)	(63,083)
Other income (expense):
Interest expense	(35)	(2)
Interest income	8,152	3,695
Change in fair value of warrant liability	—	2,330
Transaction costs	—	(20,586)
Other expense, net	(173)	(226)
Loss before income taxes	(98,792)	(77,872)
Provision (benefit) for income taxes	(349)	427
Net loss	$(98,443)	$(78,299)

Net loss per share — basic and diluted	$(0.69)	$(0.64)
Weighted average shares outstanding — basic and diluted	142,851	123,241

Other comprehensive loss — net of tax
Actuarial loss on pension	$(519)	$(188)
Foreign currency translation loss	(14)	(287)
Total other comprehensive loss	(533)	(475)
Total comprehensive loss	$(98,976)	$(78,774)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity ( Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	85,741	$182,709	20,432	$—	$713	$(68,966)	$(413)	$(68,666)
Conversion of convertible preferred stock into common stock in connection with reverse recapitalization	(85,741)	(182,709)	85,741	9	182,700	—		182,709
Issuance of common stock upon the reverse recapitalization, net of transaction costs	—	—	27,553	3	191,856	—		191,859
Exercise of stock options	—	—	196	1	170	—		171
Exercise of warrants	—	—	2,873	—	25,360	—	—	25,360
Stock based compensation	—	—	—	—	41,058	—		41,058
Vesting of RSUs, net of shares withheld for payroll taxes	—	—	1,735	1	(6,005)	—	—	(6,004)
Net loss	—	—	—	—	—	(78,299)		(78,299)
Actuarial loss on pension	—	—	—	—	—	—	(188)	(188)
Foreign currency translation loss	—	—	—	—	—	—	(287)	(287)
Balance at December 31, 2022	—	$—	138,530	$14	$435,852	$(147,265)	$(888)	$287,713
Adoption of ASU 2016-13	—	—	—	—	—	(2,364)	—	(2,364)
Exercise of stock options	—	—	278	—	224	—	—	224
Stock based compensation	—	—	—	—	43,097	—	—	43,097
Vesting of RSUs, net of shares withheld for payroll taxes	—	—	7,769	1	(5,902)	—	—	(5,901)
Net loss	—	—	—	—	—	(98,443)	—	(98,443)
Actuarial loss on pension	—	—	—	—	—	—	(519)	(519)
Foreign currency translation loss	—	—	—	—	—	—	(14)	(14)
Balance at December 31, 2023	—	$—	146,577	$15	$473,271	$(248,072)	$(1,421)	$223,793
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(98,443)	$(78,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	893	7,743
Non-cash interest income	(1,410)	(365)
Stock based compensation expense	43,097	41,058
Asset impairment	—	2,828
Gain on change in fair value of warrant liability	—	(2,330)
Provision for credit losses	150	—
Foreign exchange gains and losses	222	316
Changes in operating assets and liabilities:
Accounts receivable	10,202	(37,460)
Contract assets	(57,008)	(28,978)
Prepaid expenses and other current assets	2,851	(5,286)
Advances to suppliers	22,797	(24,327)
Inventory	3,963	(4,378)
Customer financing receivable	—	(9,725)
Other assets	(496)	(1,052)
Accounts payable and accrued expenses	25,508	67,861
Contract liabilities	(44,537)	49,434
Other long-term liabilities	(444)	(386)
Net cash used in operating activities	(92,655)	(23,346)
Cash Flows From Investing Activities
Purchase of property and equipment	(30,431)	(2,319)
Purchase of property and equipment held for sale	(6,111)	—
Purchase of convertible notes	—	(2,000)
Purchase of equity securities	(6,000)	(9,000)
Net cash used in investing activities	(42,542)	(13,319)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	224	171
Proceeds from insurance premium financing	1,250	—
Proceeds from reverse recapitalization and PIPE financing, net	—	235,940
Proceeds from exercise of warrants	—	7,855
Payment of transaction costs related to reverse recapitalization	—	(20,651)
Payment of taxes related to net settlement of equity awards	(6,017)	(5,482)
Repayment of insurance premium financings	(892)	—
Payment of finance lease obligations	(47)	(62)
Net cash provided by financing activities	(5,482)	217,771
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	52	(49)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(140,627)	181,057
Cash, cash equivalents, and restricted cash – beginning of the period	286,182	105,125
Cash, cash equivalents, and restricted cash – end of the period	145,555	286,182
Less: restricted cash at end of period	35,632	83,145
Cash and cash equivalents - end of period	$109,923	$203,037

ENERGY VAULT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	46	3
Cash paid for interest	35	2
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Conversion of redeemable preferred stock into common stock in connection with the reverse recapitalization	—	182,709
Warrants assumed as part of reverse recapitalization	—	19,838
Actuarial loss on pension	(519)	(188)
Property, plant and equipment financed through accounts payable	5,051	—
Assets acquired on finance lease	108	37
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Energy Vault Holdings, Inc., which together with its subsidiaries is referred to herein as “Energy Vault” or the “Company”, develops and deploys utility-scale energy storage solutions designed to aid in the global transition to a clean energy future. The Company’s mission is to provide energy storage solutions to accelerate the global transition to renewable energy.
The Company primarily relies on two models for project delivery, which are (i) EPC delivery and (ii) EEQ delivery. Under the EPC model, we generally rely on third-party EPC firms to construct our storage systems, under our supervision with dedicated teams tasked with project management. Under the EEQ model, we are responsible for the delivery and installation of the equipment we provide, as well as resolving issues within our scope of supply.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

This may make comparison of the Company’s consolidated financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the consolidated financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. Significant estimates made by management include, among others, revenue recognition and stock-based compensation. Due to the inherent uncertainty involved in making assumptions and estimates, changes in circumstances could result in actual results differing from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.
Segment Reporting
The Company reports its operating results and financial information in one operating and reportable segment. Our chief operating decision maker, which is our chief executive officer, reviews our operating results on a consolidated basis and uses that consolidated financial information to make operating decisions, assess financial performance, and allocate resources.
Concentration of Credit and Other Risks
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, and customer financings receivable.
Risks associated with cash and cash equivalents and restricted cash are mitigated by banking with creditworthy institutions. Such balances with any one institution may, at times, be in excess of federally insured amounts.
As of December 31, 2023, one customer accounted for 92% of accounts receivable and as of December 31, 2022, two customers accounted for 78% and 16% of accounts receivable, respectively.
As of December 31, 2023 and December 31, 2022, one customer accounted for 100% of the customer financing receivable.
Revenue from three customers accounted for 64%, 22%, and 13% of total revenue, respectively, for the year ended December 31, 2023 and revenue from two customers accounted for 57% and 35% of total revenue, respectively, for the year ended December 31, 2022.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is included in accumulated other comprehensive loss, a component of stockholders’ equity. As of December 31, 2023, accumulated other comprehensive loss included a $0.3 million loss related to currency translation adjustments. As of December 31, 2022, accumulated other comprehensive loss included a $0.2 million loss related to currency translation adjustments.
Gains and losses resulting from foreign currency transactions are included in other expense, net in the accompanying consolidated statements of operations.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Operate Energy Storage Projects: To date, the Company has not recognized any revenue related to providing operation services for its energy storage projects. The method of revenue recognition will be determined once the Company finalizes agreements with its future customers.
Energy Management Software as a Service and Long Term Service Arrangements: During 2023, the Company signed its first agreement to provide energy management software as a service. The customer did not receive legal title or ownership of the software as a result of this arrangement. The customer receives access to the software platform and related support services as part of the contract. We consider these to be a series of distinct services that comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. We recognize revenue over time using a straight-line recognition method. During 2023, the Company recognized $38 thousand of revenue related to providing energy management software as a service.
To date, the Company has not recognized any revenue related to providing long term service arrangements. This method of revenue recognition will be determined once the Company finalizes agreements with its future customers.
Licensing of Intellectual Property: The Company enters into licensing agreements of its intellectual property that are within the scope of ASC 606. The terms of such licensing agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities. The transaction price allocated to the licensing of intellectual property is recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit. Certain licensing agreements contain a significant financing component due to the customer having extended payment terms. The amounts due from customers under extended payment terms are included in the line item, customer financing receivable, on the consolidated balance sheets.
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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. At December 31, 2023, the Company maintained investments in money market accounts totaling $98.4 million, including $98.0 million in U.S. government money market funds. At December 31, 2022, the Company maintained money market funds totaling $5.4 million and a cash sweep account invested primarily in U.S. Treasury and other short-term securities totaling $66.5 million.
Restricted cash as of December 31, 2023 and 2022 primarily consisted of cash held by banks as collateral for the Company’s letters of credit.
Accounts Receivable
Accounts receivable represents amounts that have an unconditional right to consideration, have been billed to customers, and do not bear interest. Receivables are carried at the original invoiced amount, less an allowance for any potential uncollectible amounts.
Customer Financing Receivable
Customer financing receivable includes amounts due from a customer related to a licensing agreement under extended payment terms which contains a significant financing component. An interest rate is not stated in this agreement and is imputed using the effective interest method when recognizing interest income. The imputed interest rate on the note is 8.7%. Interest income on the customer financing receivable was $0.9 million and $35 thousand for the years ended December 31, 2023 and 2022, respectively.
The Company evaluates its customer financing receivable on a periodic basis by monitoring the credit quality and financial condition of the guarantor for the customer. The amortized cost basis for the Company’s customer financing receivable was $10.7 million and $9.8 million as of December 31, 2023 and 2022, respectively.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Allowance for Credit Losses
The Company estimates expected uncollectible amounts related to its accounts receivable, customer financing receivable, and contract asset balances as of the end of each reporting period, and presents those financial asset balances net of an allowance for expected credit losses in the consolidated balance sheets. The Company utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for credit losses for each customer by type of financial asset. Due to the Company’s limited operating history and lack of loss history, the Company derived its PD and LGD rates using historical rates for corporate bonds as published by Moody’s. The Company uses PD and LGD rates that correspond to the customer’s credit rating and period of time in which the financial asset is expected to remain outstanding.
Inventory
Inventory consists of equipment and spare parts, which are used in ongoing battery storage projects for sale. Inventory is stated at the lower of cost or net realizable value with cost being determined by the specific identification method. Costs include the cost of purchase and other costs incurred in bringing the inventories to their present location and condition. The Company periodically reviews its inventory for potential obsolescence and write down of its inventory, as appropriate, to net realizable value based on its assessment of market conditions.
Assets held for sale
The Company classifies assets to be disposed of as held for sale in the period in which they are available for sale in their present condition and when the sale is probable and expected to be completed within one year. Assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell. Further, the Company does not record depreciation and amortization expense on assets that are classified as held for sale. The Company has classified property, equipment, and intangible assets that were acquired in December 2023 as held for sale as of December 31, 2023 because the Company purchased the assets with the intent and ability to resell them within one year of acquiring the assets.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, primarily comprised of property and equipment, intangible assets, and operating right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the carrying amount to the future undiscounted net cash flows which the assets are expected to generate. If the carrying value of the assets exceeds the sum of the estimated future cash flows, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceed their fair value.
Intangible Assets
The Company’s intangible assets consist of software development costs related to software to be sold or leased externally. These development costs are capitalized upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software - Costs of Software to be Sold, Leased, or Marketed. Amortization of capitalized software costs will begin at the time that each software product becomes available for general release to customers. As of December 31, 2023, none of the Company’s software products have been placed in service. Once a software application is available for general release and is placed in service, the Company will amortize the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life of our external-use software development costs is generally expected to be 5 years.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Investment in Equity Securities
During 2022 and 2023, the Company made a strategic investment and purchased equity securities in KORE, a U.S. manufacturer of battery cells and modules. The Company’s ownership in KORE does not provide the Company with the ability to exercise significant influence. These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. As of December 31, 2023 and 2022, the cost basis of these securities was equal to their carrying value. The Company did not recognize any impairments or value changes resulting from observable price changes during the years ended December 31, 2023 and 2022. The carrying value of the Company’s investment in equity securities is included in the line item, investments, in the consolidated balance sheets.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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
Advertising Costs
Advertising costs are expensed as incurred and are reflected in the line item, sales and marketing, in the consolidated statements of operations. Advertising expenses were $0.5 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
Stock-Based Compensation
The Company issues stock-based compensation awards to employees, directors, and non-employees in the form of stock options and restricted stock units (“RSUs”). The Company measures and recognizes compensation expense for stock-based awards based on the award’s fair value on the date of the grant. The Company accounts for forfeitures of stock-based awards when they occur. The fair value of RSUs that vest based on service conditions is measured using the fair value of the Company’s common stock on the date of the grant. The fair value of RSUs that vest based on market conditions is measured using a Monte Carlo simulation model on the date of the grant. The fair value of stock options that vest based on service conditions is measured using the Black-Scholes option pricing model on the date of the grant. The Monte Carlo simulation model and the Black-Scholes option pricing model require the input of highly subjective assumptions, including the fair value of the Company’s common stock, the expected term of the award, the expected volatility of the Company’s common stock, risk-free interest rates, and the expected dividend yield of the Company’s common stock. This assumption used to determine the fair value of the awards represent management’s best estimates. These estimates involve inherit uncertainties and the application of management’s judgment.
The fair value of awards is recognized on a straight-line basis over the requisite service period. The fair value of the market-based RSUs is recognized over the requisite service period regardless of whether or not the RSUs ultimately vest and convert to common stock.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Transaction Costs
Transaction costs consist of direct legal, accounting, and other fees related to the consummation of the Merger. These costs were initially capitalized as incurred in prepaid assets and other current assets in the consolidated balance sheet. Upon the Closing, transaction costs related to the issuance of shares were recognized in stockholders’ deficit while costs associated with the public and private warrants liabilities were expensed in the consolidated statements of operations and comprehensive loss. The Company and Novus incurred in aggregate $44.8 million in transaction costs during the year ended December 31, 2022, consisting of underwriting, legal, and other professional fees, of which $24.2 million was recorded to additional paid-in-capital as a reduction of proceeds and the remaining $20.6 million was expensed immediately upon the Closing.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends the impairment model to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets. This standard replaces the previous incurred loss impairment model that recognized losses when a probable threshold was met, with a requirement to recognize lifetime expected credit losses immediately when a financial asset is acquired or purchased. The Company adopted the standard on January 1, 2023 using the modified retrospective method, which required a cumulative effect adjustment to accumulated deficit of $2.4 million, driven by the Company’s accounts receivables, contract assets, and customer financing receivable.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 4. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2023	2022
Build and transfer energy storage products (1)	$339,891	$85,636
Licensing of intellectual property (2)	735	58,483
Other (3)	917	1,758
Total revenue	$341,543	$145,877
__________________
(1) Represents revenue recognized over time
(2) Represents revenue recognized at a point-in-time.
(3) For the year ended December 31, 2023, revenue recognized over time was $0.5 million and revenue recognized at a point-in-time was $0.4 million. For the year ended December 31, 2022, the entire amount was recognized over time.
The following table summarizes the Company’s revenue disaggregated by geographic region, which is determined based on the customer’s location, for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2023	2022
United States	$341,066	$85,635
China	477	50,518
Other	—	9,724
Total revenue	$341,543	$145,877
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of December 31, 2023, the amount of the Company’s remaining performance obligations was $144.2 million. The Company generally expects to recognize approximately 16.0% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from December 31, 2023.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31,
	2023	2022
Refundable contribution	$25,000	$25,000
Unbilled receivables	55,241	531
Retainage	5,745	3,447
Less allowance for credit losses	(1,113)	—
Contract assets, net of allowance for credit losses	$84,873	$28,978

Contract liabilities, current portion	$4,923	$49,434
Contract liabilities, long-term portion	1,500	1,500
Total contract liabilities	$6,423	$50,934

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Contract assets consist of a refundable contribution, unbilled receivables, and retainage. Refundable contribution represents the contribution the Company made to a company to be used during the construction of its first GESS, which will be refunded to the Company upon the customer’s first GESS obtaining substantial completion, subject to adjustments for potential liquidated damages if certain performance metrics are not met. Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time. Retainage represents a portion of the contract amount that has been billed, but for which the contract allows the customer to retain a portion of the billed amount until final contract settlement. Retainage is not considered to be a significant financing component because the intent is to protect the customer.
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the years ended December 31, 2023 and 2022, the Company recognized revenue of $46.0 million and $— million, respectively, related to amounts that were included in deferred revenue as of the beginning of their respective years.
NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the year ended December 31, 2023 (amounts in thousands):

	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—
Addition due to adoption of ASU 2016-13	81	1,063	1,220	2,364
Provision (benefit) for credit losses	(12)	50	112	150
Allowance for credit losses, end of period	$69	$1,113	$1,332	$2,514
The Company did not have an allowance or provision for credit losses as of and for the year ended December 31, 2022.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows as of December 31, 2023 and 2022, respectively (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative asset — conversion option (1)	—	—	1,025	1,025
Warrant liability (2)	—	—	2	2
__________________
(1) Refer to Note 8 - Investments for further information.
(2) Refer to Note 14 - Warrants for further information.
NOTE 7. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for a gravity based system from a customer that was owned by one of its primary shareholders; the order remains outstanding as of December 31, 2023. The deposit and order were received before the owner of the customer became one of the Company’s primary shareholders. This deposit is recognized in the line item, contract liabilities, long-term portion, in the consolidated balance sheets.
During the years ended December 31, 2023 and 2022, the Company paid contracted engineering, design, and civil tolerance code calculation support fees of $0.2 million and $0.4 million, respectively, to an immediate family member of an executive officer. The Company retains all intellectual property as part of these services.
During the years ended December 31, 2023 and 2022, the Company paid GESS construction and testing costs of $0.5 million and $0.5 million, respectively, to a local company owned by an immediate family member of an employee.
During the years ended December 31, 2023 and 2022, the Company paid $0.1 million and $0.3 million, respectively, in primary market research and business development consulting costs to a company owned by an officer of the Company.
During the years ended December 31, 2023 and 2022, the Company paid $1.7 million and $1.2 million, respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company.
In May 2023, the Company signed a technology license option agreement with a company affiliated with a member of Energy Vault’s Board. The agreement permits the customer to exercise options to enter into licensing agreements in certain territories to use the Company’s gravity storage technology for a fee of $0.5 million. The customer exercised its option for one of the territories on June 30, 2023 and paid Energy Vault an additional $0.5 million. The Company recognized $0.7 million in revenue related to the option and licensing arrangements during the year ended December 31, 2023.
NOTE 8. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s consolidated balance sheets (amounts in thousands):

	December 31,
	2023	2022
Investment in equity securities	$15,000	$9,000
Convertible note receivable	2,295	2,080
	$17,295	$11,080
Convertible Note Receivable
In October 2021, the Company entered into a convertible promissory note purchase agreement with DG Fuels, LLC (“DG Fuels”) and purchased a promissory note with a principal balance of $1.0 million (“DG Fuels Tranche 1 Note”). In April

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements
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
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative, which requires bifurcation and separate accounting at its estimated fair value under ASC 815 – Derivative and Hedging. The embedded derivative upon the purchase of the DG Fuels Tranche 1 Note was an asset of $0.4 million and the embedded derivative upon the purchase of the DG Fuels Tranche 2 Note was an asset of $0.7 million. The estimated fair value of the derivative instruments were recognized as a derivative asset on the consolidated balance sheets, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income of $0.5 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively, from the DG Fuels Note. Interest income on the DG Fuels Note includes income from the amortization of the debt discount of $0.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
The derivative financial instrument is recorded in other assets in the consolidated balance sheets. At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other expense, net in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2023 and 2022, there was no change in fair value of the embedded derivative.
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$1,025	$350
Additions	—	675
Change in fair value	—	—
Balance at end of period	$1,025	$1,025
Investment in Equity Securities
In November 2022, the Company purchased $9.0 million of equity securities in KORE, a U.S. manufacturer of battery cells and modules. In February 2023, the Company purchased an additional $6.0 million of equity securities,increasing the Company’s total investment in KORE to $15.0 million.
These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. As of December 31, 2023 and 2022, the carrying value of these equity securities was equal to its cost basis.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 9. PROPERTY AND EQUIPMENT, NET
As of December 31, 2023 and 2022, property and equipment, net consisted of the following (amounts in thousands):

		December 31,
	Life (years)	2023	2022
Land		$226	$—
Buildings	27.5	774	—
Machinery and equipment	6	9,330	657
Finance lease right-of-use assets	4	187	178
Furniture and IT equipment	3 - 7	1,474	815
Leasehold improvements	4 - 7	702	529
Construction in progress		20,095	1,268
Total property and equipment		32,788	3,447
Less: accumulated depreciation		(1,745)	(403)
Property and equipment, net		$31,043	$3,044
The increase in property and equipment in 2023 compared to 2022 is primarily attributable to the gravity energy storage customer demonstration unit being constructed in Snyder, Texas (“Snyder CDU”) and the hybrid energy storage system being constructed in Calistoga, California. In December 2023, the Company paid $6.3 million to acquire the land that the Snyder CDU will be located on, and other tangible and intangible assets. The Company intends to sell a portion of the land that will not be used for the Snyder CDU, as well as all of the other tangible and intangible assets that were acquired. The assets that the Company intends to sell are classified as assets held for sale on the consolidated balance sheets.
The following tables shows property and equipment, net by geographical location as of December 31, 2023 and 2022 (amounts in thousands):

	December 31,
	2023	2022
United States	$30,251	$2,196
Foreign	792	848
Property and equipment, net	$31,043	$3,044
For the years ended December 31, 2023 and 2022, depreciation and amortization related to property and equipment was $0.9 million and $7.7 million, respectively.
The Company recognized impairment charges related to property and equipment of $— million and $2.8 million for the years ended December 31, 2023 and 2022, respectively.
During the year ended December 31, 2022, the Company completed the dismantling of the EV1 CDU. Accordingly, the Company wrote off the carrying value of the demonstration and test equipment and certain components of the brick machines that could only be used for the EV1 CDU. This change in the facts and circumstances resulted in the recognition of accelerated depreciation of $3.8 million and impairment charges of $2.8 million during the year ended December 31, 2022.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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
The accumulated benefit obligation represents the obligations of a pension plan for past service as of the measurement date, which is the present value of benefits earned to date based on current compensation levels.
Obligations and Funded Status
The following table presents the defined benefit plans’ funded status and amount recognized in the consolidated balance sheets as of December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2023	2022
Change in Benefit Obligation
Benefit obligation at beginning of year	$4,045	$2,662
Service cost	262	162
Interest cost	75	9
Actuarial (gain) loss	313	(149)
Transfers in, net of benefits paid	336	866
Plan participant’s contributions	214	137
Plan amendments	60	350
Foreign currency translation adjustments	486	8
Benefit obligation at end of year	$5,791	$4,045
Change in Plan Assets
Fair value of plans assets at beginning of year	$3,155	$1,928
Actual return on plans’ assets	8	74
Employer contributions	221	137
Benefits paid	336	866
Plan participant’s contributions	214	137
Foreign currency translation adjustments	366	13
Fair value of plans assets at end of year	$4,300	$3,155
Funded Status at End of Year
Fair value of plan assets	$4,300	$3,155
Benefit obligation	(5,791)	(4,045)
Liability recognized at end of year	$(1,491)	$(890)

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Cost
The components of net periodic pension benefit cost for the Company’s defined benefit pension plans for the years ended December 31, 2023 and 2022 were as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022
Employer service costs	$262	$162
Interest cost	75	9
Expected return on plan assets	(161)	(72)
Amortization of net prior service credit	29	(13)
Amortization of net loss	—	39
Net periodic benefit cost	$205	$125
Impact on Accumulated Other Comprehensive Loss
Amounts recognized in accumulated other comprehensive loss at December 31, 2023 and 2022 were as follows (amounts in thousands):

	December 31,
	2023	2022
Net prior service cost	$(305)	$(262)
Net loss	(859)	(383)
Accumulated other comprehensive loss	$(1,164)	$(645)
Changes in accumulated other comprehensive loss for the Company’s pension plan were as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022
Accumulated other comprehensive loss at beginning of year	$(645)	$(457)
Change in net prior service credit (cost)	(30)	(360)
Change in net gain (loss)	(457)	189
Foreign currency translation adjustments	(32)	(17)
Accumulated other comprehensive loss at end of year	$(1,164)	$(645)
Assumptions
The assumptions used to measure the benefit obligation and net periodic benefit cost for the Company’s defined benefit pension plan were as follows:

	2023	2022
Discount rate	1.8%	1.8%
Expected long-term return on plan assets	5.1%	4.7%
Rate of compensation increase	1.5%	1.5%
Pension increase rate (in payment)	—%	—%
Investment Strategy
As is customary with Swiss pension plans, the plan assets are invested in a Swiss collective fund (Profond Pension Fund, contract number 208.155) with multiple employers. The Company does not have rights to the individual assets of the plans nor does the Company have investment authority over the assets of the plans. The collective fund maintains a variety of investment positions primarily in equity securities and highly rated debt securities. The valuation of the collective fund assets as a whole is a level 3 measurement; however the individual investments of the fund are generally level 1 (equity

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

securities and cash), level 2 (fixed income) and level 3 (real estate and alternative) investments. The Company determines the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements, and the Company further considers whether there are other indicators that the investment balances reported by the fund could be impaired. The Company concluded that no such impairment indicators were present at December 31, 2023.
The Swiss pension plans’ actual asset allocation as compared to the plan administrators’ target asset allocations for fiscal years 2023 and 2022 were as follows:

	2023	2022	Target
Equity instruments (Level 1)	47.6%	47.3%	50.0%
Debt instruments (Level 2)	9.6%	9.7%	10.0%
Real estate (Level 3)	28.3%	30.0%	30.0%
Alternative investments (Level 3)	8.2%	7.7%	5.0%
Cash and equivalents (Level 1)	6.3%	5.3%	5.0%
Total	100.0%	100.0%	100.0%
Cash Flows
Estimated future benefit payments expected to be paid by the defined benefit pension plan at December 31, 2023 are as follows (amounts in thousands):

Year Ending December 31,	Future Benefits
2024	$52
2025	53
2026	53
2027	54
2028	55
Thereafter	280
Total	$547
The estimated employer contribution to the defined benefit pension plan in fiscal year 2024 is approximately $0.2 million.
Defined Contribution Plan
The Company sponsors a defined contribution retirement plan for its United States employees and began making matching contributions in January 2023 up to a maximum of 3.5% of compensation. The Company made $0.8 million in matching contributions for the year ended December 31, 2023.
NOTE 11. SUPPLEMENTAL BALANCE SHEETS DETAIL

	December 31,
(amounts in thousands)	2023	2022
Prepaid expenses and other current assets:
Prepaid expenses	$3,131	$6,609
Tax refund receivable	1,359	454
Other	30	179
Total	$4,520	$7,242

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

	December 31,
(amounts in thousands)	2023	2022
Other assets:
Derivative asset — conversion option	$1,025	$1,025
Other	1,624	1,795
Total	$2,649	$2,820

	December 31,
(amounts in thousands)	2023	2022
Accrued expenses:
Accrued purchases	$71,932	$—
Employee costs	5,985	8,711
Professional fees	4,522	1,671
Warranty accrual	894	—
Taxes payable	733	4,168
Accrued project loss	591	—
Insurance premium financing	358	—
Other	27	199
Total	$85,042	$14,749

	December 31,
(amounts in thousands)	2023	2022
Lease liabilities, current portion:
Operating leases	$697	$787
Finance leases	27	38
Total	$724	$825

	December 31,
(amounts in thousands)	2023	2022
Other long-term liabilities:
Operating leases	$1,044	$709
Asset retirement obligation	52	560
Warranty accrual	924	—
Finance leases	93	16
Warrant liability	2	2
Total	$2,115	$1,287

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 12. DEBT
In July 2023, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $1.1 million through nine equal monthly payments, at an annual interest rate of 7.0%. Repayments began on July 15, 2023.
In September 2023, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $0.2 million through four equal monthly payments, at an annual interest rate of 7.0%. Repayments began on September 15, 2023.
The carrying value of the Company’s debt as of December 31, 2023 was $0.4 million and is included in the line item, accrued expenses, on the consolidated balance sheets.
NOTE 13. LEASES
The Company primarily has operating leases for its corporate offices, field offices, and vehicles. The Company recognizes a ROU asset and lease liability for operating leases based on the net present value of future minimum lease payments. Lease expense is recognized on a straight-line basis over the non-cancelable lease term and renewal periods that are considered reasonably certain.
The Company primarily has finance leases for vehicles. The Company recognizes a ROU asset and lease liability for finance leases based on the net present value of future minimum lease payments. Lease expense for the Company’s finance leases is comprised of the amortization of the right of use asset and interest expense recognized based on the effective interest method.
The components of lease expense for the years ended December 31, 2023 and 2022 are as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022
Operating lease expense	$934	$853
Finance lease expense
Amortization of finance ROU assets	52	47
Interest on finance lease liabilities	3	2
Short-term lease expense	481	339
Variable lease expense	56	12
Capitalized lease costs	(204)	—
Sublease income	(25)	(9)
Total	$1,297	$1,244
Supplemental balance sheet information related to leases as of December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Weighted average remaining lease term (years)
Operating leases	5.9	2.4
Finance leases	3.9	2.1

Weighted average discount rate
Operating leases	10.3%	8.6%
Finance leases	10.4%	4.4%

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases for the fiscal years ended December 31, 2023 and 2022 is as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$948	$836
Operating cash flows used for finance leases	3	2
Financing cash flows used for finance leases	47	62
	$998	$900

ROU Assets obtained in Exchange for Lease Liabilities
Operating leases	$1,008	$962
Finance leases	108	37
	$1,116	$999
Future maturities of operating and finance lease liabilities as of December 31, 2023 are as follows (amounts in thousands):

	Operating Leases	Finance Leases
2024	$843	$41
2025	331	36
2026	244	35
2027	172	30
2028	110	2
Thereafter	582	—
Total undiscounted cash flows	2,282	144
Less imputed interest	(541)	(24)
Present value of lease liabilities	$1,741	$120
NOTE 14. WARRANTS
Upon the Closing of the Merger, the Company assumed 9.6 million Public Warrants and 5.2 million Private Warrants. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustments. The warrants became exercisable on March 13, 2022, and at that time were scheduled to expire on February 11, 2027, which represented five years after the Closing.
The Company filed a Registration Statement on Form S-1 on March 8, 2022 related to the issuance of an aggregate of up to approximately 14.8 million shares of common stock issuable upon the exercise of the Public and Private Warrants, which was declared effective by the SEC on May 6, 2022.
Public Warrants
During 2022, all Public Warrants were exercised or redeemed by the Company. There were no Public Warrants outstanding as of December 31, 2023 and 2022, respectively.
Private Warrants
The Private Warrants are exercisable on a cash or cashless basis, at the warrant holders’ option, and are not redeemable by the Company, in each case so long as the warrants are still held by Novus or their permitted transferees. If the Private Warrants are no longer held by Novus or their permitted transferees, the redemption right included in the Public Warrants will attach to the Private Warrants. The Private Warrants are exercisable until February 11, 2027. No Private Warrant

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

activity has occurred since the Closing, and there were 5.2 million outstanding Private Warrants as of December 31, 2023 and 2022.
The following table summarizes the Public and Private Warrants activity for the year ended December 31, 2022 (amounts in thousands):

	Year Ended December 31, 2022
	Public Warrants	Private Warrants	Total Warrants
Warrants assumed upon the Closing of the Merger	9,583	5,167	14,750
Warrants exercised	(9,348)	—	(9,348)
Warrants redeemed	(235)	—	(235)
End of period	—	5,167	5,167
The Public Warrants were classified as Level 1 measurements as they had an adequate trading volume to provide reliable indication of value from the Closing of the Merger through the date all of the Public Warrants were exercised or redeemed. The Private Warrants were classified as Level 2 from the Closing of the Merger until the date all Public Warrants were exercised or redeemed because the Private Warrants had similar terms to the Public Warrants. Upon the ceasing of trading of the Public Warrants, the fair value measurement of the Private Warrants transferred from Level 2 to Level 3 and the Company used a Black Scholes model to determine the fair value of the Private Warrants. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s Private Warrants is the expected volatility. A significant increase in the expected volatility in isolation would result in a significantly higher fair value measurement. The Private Warrants were valued at less than $0.01 per warrant and the Company’s Private Warrant liability was $2 thousand as of December 31, 2023 and 2022.
The following table provides the assumptions used to estimate the fair value of the Private Warrants as of December 31, 2023:

Exercise price	$11.50
Expected term (in years)	3.12
Expected volatility	17.4%
Risk-free interest rate	4.1%
Expected dividend yield	—%
The change in the fair value of the Company’s Private Warrants during the year ended December 31, 2023 was de minimis. The following table presents the changes in the fair value of the Company’s Public and Private Warrants during the year ended December 31, 2022 (amounts in thousands):

	Public Warrants	Private Warrants	Total Warrants
Warrant liability assumed upon the Closing of the Merger	$12,938	$6,900	$19,838
Warrants exercised	(17,483)	—	(17,483)
Warrants redeemed	(23)	—	(23)
Change in fair value	4,568	(6,898)	(2,330)
Warrant liability at end of period	$—	$2	$2
NOTE 15. STOCKHOLDERS’ EQUITY
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 16. STOCK-BASED COMPENSATION
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
The number of shares of the Company’s common stock reserved for issuance under the 2022 Incentive Plan is approximately 15.5 million, plus up to approximately 8.3 million shares subject to awards granted under the 2017 and 2020 Plans. Additionally, beginning on March 1, 2022 and ending on (and including) March 31, 2031, the number of shares of the Company’s common stock that may be issued under the 2022 Incentive Plan will increase by a number of shares equal to the lesser of (i) 4.0% of the outstanding shares on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares (including zero) that the Company’s Board determines for the purposes of the annual increase for that fiscal year.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

under the 2022 Inducement Plan. 8.0 million shares of the Company’s common stock are reserved for issuance under the 2022 Inducement Plan.
Stock Option Activity
Stock option activity for the year ended December 31, 2023 and was as follows (amounts in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	1,093	$0.79	8.10	$2,551
Stock options granted	5,170	1.86
Stock options exercised	(278)	0.80		512
Stock options forfeited, canceled, or expired	(178)	1.84
Balance as of December 31, 2023	5,807	1.71	6.37	3,605

Options exercisable as of December 31, 2023	669	0.70	6.27	1,087
Options vested and expected to vest as of December 31, 2023	5,807	$1.71	6.37	3,605
As of December 31, 2023, total unamortized stock-based compensation expense related to unvested awards that are expected to vest was $5.8 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.31 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of December 31, 2023.
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The following tables summarizes the assumptions used for estimating the fair value of stock options granted during the year ended December 31, 2023.

Expected term (in years)	4.5
Expected volatility	100.0%
Risk-free interest rate	3.9%
Expected dividend yield	—
Restricted Stock Units
Stock-based compensation expense for awards with only service conditions are recognized on a straight-line basis over the requisite service period of the award. Generally, awards granted under the 2022 Plan and 2022 Inducement Plan vest based solely on a service condition. RSUs granted under the 2020 Plan contain both a service-based vesting condition and liquidity event-based vesting condition. The liquidity event-based vesting condition was satisfied upon the closing of the Merger. The service-based vesting period for these awards is generally three or four years, with a cliff vesting period of one year, and continue to vest monthly or quarterly thereafter.
During 2022 and 2023, the Company granted RSUs to its CEO and CFO that vest based on a market-based condition. These RSUs will vest and convert to common stock if the Company’s stock price reaches certain price targets for 20 days in any 30 day trading window. The fair value of the RSUs are recognized as expense over the requisite service period regardless of whether or not the RSUs ultimately vest and convert to common stock. The fair value of these market-based RSUs were measured on their respective grant dates, using a Monte Carlo simulation model based on the following range

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

and weighted-average assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	4.0	4.0 - 6.3
Expected volatility	90.0%	90.0%
Risk-free interest rate	3.8%	3.6% - 3.8%
Expected dividend yield	—	—
As of December 31, 2023, none of the stock price targets have been achieved for the market-based RSUs.
RSU activity for the years ended December 31, 2023 and 2022 are as follows (amounts in thousands, except per share data):

	RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2022	23,799	$5.87
RSUs granted	6,173	2.58
RSUs forfeited	(2,196)	4.70
RSUs vested	(8,747)	6.71
Nonvested balance as of December 31, 2023	19,029	4.55
As of December 31, 2023, unrecognized stock-based compensation expense related to these RSUs was $71.6 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.15 years.
Stock-Based Compensation Expense
Total stock-based compensation expense for the years ended December 31, 2023 and 2022 is as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022
Sales and marketing	$7,143	$5,111
Research and development	10,057	14,775
General and administrative	25,897	21,172
Total stock-based compensation expense	$43,097	$41,058
NOTE 17. INCOME TAXES
The components of pre-tax loss are as follows for the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year Ended December 31,
	2023	2022
United States	$(82,372)	$(52,509)
Switzerland	(13,744)	(25,363)
United Kingdom	(1,478)	—
Australia	(1,198)	—
Total loss before tax	$(98,792)	$(77,872)

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate:

	Year Ended December 31,
	2023	2022
US federal statutory income tax rate	21.0%	21.0%
State and local income taxes, net of Federal benefit	0.7%	2.7%
Non-deductible expenses	(9.3)%	(6.5)%
Credits	1.3%	0.7%
Foreign rate differential	(0.4)%	(0.9)%
Valuation allowance	(13.4)%	(17.6)%
Other	0.5%	—%
Effective income tax rate	0.4%	(0.6)%
The components of the provision (benefit) for income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022
Current
Federal	$(367)	$388
State	18	39
Foreign	—	—
Total current tax provision (benefit)	(349)	427
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax provision	—	—
Total provision (benefit) for income taxes	$(349)	$427

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

The components of the deferred tax asset are as follows (amounts in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$27,782	$12,701
Stock-based compensation	1,817	4,143
Revenue recognition	4,434	1,937
Accrued expense	497	1,324
Capitalized research and development	3,494	3,492
Credits	1,966	374
Operating lease liabilities	223	191
Other	614	289
Gross deferred tax assets	40,827	24,451
Less: valuation allowance	(39,834)	(24,043)
Net deferred tax assets	993	408
Deferred tax liabilities:
Depreciation and amortization	(775)	(229)
Right of use assets	(218)	(179)
Net deferred tax assets (liabilities)	$—	$—
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the carryback period, the Company recorded a valuation allowance against the federal, state, and international deferred tax assets of $39.8 million.
As of December 31, 2023, the Company had federal net operating losses of $55.2 million, state net operating losses of $38.6 million, and foreign net operating losses of $79.1 million available to offset future taxable income. The federal net operating loss carryforwards do not expire, but are subject to a limitation on their use equal to 80% of the taxable income in the year of use. The state net operating loss carryforwards will begin to expire, if unutilized, beginning in 2039. The foreign net operating loss carryforwards will begin to expire, if unutilized, beginning in 2025.
At December 31, 2023, the Company had federal and state research tax credit carryforwards of $2.0 million and $0.6 million, respectively. The federal research tax credit carryforwards will begin to expire, if unutilized, in 2042. The state research tax credits do not expire.
At December 31, 2023 and 2022, the Company recorded $1.4 million, and $1.1 million, respectively, of unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision. During the years ended December 31, 2023 and 2022, the Company recognized no interest and penalties related to uncertain tax positions.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the activity related to the Company’s unrecognized tax benefits (amounts in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$1,066	$908
Increase related to prior year tax positions	64	31
Decrease related to prior year tax positions	(61)	—
Increase related to current year tax positions	330	127
Balance at end of year	$1,399	$1,066
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2023 and 2022 was zero, due to the valuation allowance that would otherwise be recorded on the deferred tax asset associated with the recognized position.
The tax years ended December 31, 2020 through December 31, 2023 remain open to examination by the Internal Revenue Service and California Franchise Tax Board. In addition, the utilization of net operating loss carryforwards are subject to federal and state review for the periods in which those net losses were incurred. The Company is not under audit by any taxing jurisdictions at this time.
Utilization of the net operating losses and tax credit carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Section 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended. Based on the Company’s Section 382 analysis, the Company has determined that none of the net operating losses will be permanently impaired due to 382 limitations.
The Inflation Reduction Act (‘IRA”) was passed in August 2022, providing significant incentives for businesses to become more energy efficient by extending, increasing, or expanding credits applicable to the production of clean energy and fuels, as well as other provisions. These changes did not have a material impact on the tax provision of the Company.
NOTE 18. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Net loss	$(98,443)	$(78,299)
Weighted-average shares outstanding – basic and diluted	142,851	123,241
Net loss per share – basic and diluted	$(0.69)	$(0.64)
There were no common share equivalents that were dilutive for the years ended December 31, 2023 and 2022. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented (amounts in thousands):

	Year Ended December 31,
	2023	2022
Private Warrants	5,167	5,167
Stock options	5,807	1,093
RSUs	19,029	23,799
Total	30,003	30,059
9.0 million shares of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of December 31, 2023 and 2022, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
NOTE 19. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of December 31, 2023 consisted primarily of obligations under operating leases, finance leases, warranty obligations, deferred pensions, and issued purchase orders. Our non-cancellable purchase obligations as of December 31, 2023 totaled approximately $4.7 million.
In connection with the Company’s licensing agreements, the Company agreed to make a refundable contribution to the customer in the amount up to $25.0 million during the period in which the customer constructs its first GESS. As of December 31, 2023, the Company has contributed all $25.0 million. The refundable contribution will be returned to the Company upon the customer’s first GESS reaching substantial completion, subject to adjustment for potential liquidated damages if certain performance metrics are not met.
Assurance Warranties:
The Company provides a limited warranty to its BESS customers assuring that the BESSs are free from defects. The Company’s limited warranties are generally for a period of two years after the substantial completion date of a project. These warranties are considered assurance-type warranties which provide a guarantee of quality of the products. For assurance-type warranties, the Company records an estimate of future warranty costs over the period of construction. Warranty expense is recorded as a component of cost of revenue in the Company’s consolidated statements of operations.
As of December 31, 2023 and 2022, the Company accrued the below estimated warranty liabilities, respectively (amounts in thousands):

	December 31,
	2023	2022
Warranty balance, beginning of period	$—	$—
Accruals for warranties issued	1,818	—
Change in estimates	—	—
Settlements	—	—
Warranty balance, end of period	$1,818	$—
Letters of Credit:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit for its customers, insurance carriers, and surety bond providers for project performance, and for its vendors for payment guarantees. Such letters of credit are generally issued by a bank or a similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. As of

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2023, there was $57.4 million of letters of credit issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2023, there were $91.5 million of outstanding performance and payment bonds.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of December 31, 2023, there were $28.8 million of outstanding other bonds.

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
As part of the filing of this Form 10-K for the period ended December 31, 2023, our management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of this evaluation, our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Remediation Plans
Management implemented its plan to remediate the material weakness described above by further developing and implementing formal policies, processes, and documentation procedures relating to financial reporting. As of December 31, 2023, management has determined that the material weakness identified has been remediated.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2023, management completed several changes to its internal control over financial reporting and remediated the previously reported material weaknesses. The following internal control changes were made to the Company’s internal control over financial reporting:
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) if Regulation S-K.
On March 6, 2024, the Compensation Committee approved retention bonuses for each of Messrs. Piconi, Terruzzin and McMorrow of $300,000, $120,000 and $150,000, respectively, which will be paid (subject to their continued employment) in equal installments on or before April 15, July 15 and October 15 in 2024, and which amounts will be subject to repayment if the executive’s employment with the company terminates for any reason within 12 months following each applicable payment date.
On March 6, 2024, Energy Vault, Inc. entered into a consulting agreement (the “Consulting Agreement”) with Zia Huque. Pursuant to the Consulting Agreement, Mr. Huque will perform ad hoc consulting services and provide business management advice to Energy Vault, Inc.’s board of directors as required by management or the Board from time to time. In exchange for his services, Mr. Huque will remain eligible to vest in restricted stock units previously granted to him based on his continued service. The Consulting Agreement expires on October 31, 2025, unless terminated earlier as provided therein.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2023 regarding shares of common stock that may be issued under our equity compensation plans (amounts of securities shown in thousands):

	As of December 31, 2023
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, and Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Included in First Column)
Plan category:
Equity compensation plans approved by security holders (1)	23,122	(2)	$1.71	(3)	19,550	(4)
Equity compensation plans not approved by security holders (5)	1,713	(6)	—	(3)	5,876
Total	24,835		$1.71		25,426
__________________
(1) Consists of the 2017 Stock Incentive Plan (the “2017 Plan”), 2020 Stock Incentive Plan (the “2020 Plan”), and 2022 Equity Incentive Plan (the “2022 Plan”).
(2) Includes 5.8 million shares of common stock issuable upon the exercise of outstanding options and 17.3 million shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests.
(3) Restricted stock units do not have an exercise price and are not included in the weighted average exercise price.
(4) As of December 31, 2023, there were 0.2 million shares available for grant under the 2017 plan, 4.4 million shares available for grant under the 2020 plan, and 15.0 million shares available for grant under the 2022 Plan. The number of shares of common stock available for issuance under the 2022 Plan automatically increases each year on March 1, until and including March 31, 2031 by a number of shares equal to the lesser of (i) 4.0% of the aggregate number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock (including zero) as determined by the Board.
(5) On November 14, 2022, our Board adopted the 2022 Employment Inducement Plan (the “Inducement Plan”) without stockholder approval pursuant to New York Stock Exchange Rule 303A.02 (“Rule 303A.02”). In accordance with Rule 303A.02, cash and equity-based incentive awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of our Board, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. An aggregate of 8.0 million shares of our common stock were initially reserved for issuance under the Inducement Plan.
(6) Includes 1.7 million shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests.
The remaining information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2023, and is incorporated herein by reference.

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
(a)(3)    The exhibits listed on the Exhibit Index to this Annual Report are incorporated herein by reference.

Exhibit Index

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
4.1**	Description of Securities
10.1	Amended and Restated Registration Rights Agreement, by and among the Company and certain stockholders and equity-holders of the Company	8-K	001-39982	10.2	February 14, 2022
10.2	Sponsor Restricted Stock Agreement by and among Novus, Novus Initial Stockholders, and Energy Vault	8-K	001-39982	10.5	February 14, 2022
10.3#	Offer Letter, dated May 16, 2022, by and between Energy Vault Holdings, Inc. and Josh McMorrow	10-Q	001-39982	10.7	May 16, 2022
10.4#	Offer Letter, dated November 11, 2022, by and between Energy Vault Holdings, Inc. and Robert Piconi	10-Q	001-39982	10.1	November 14, 2022
10.5#	Offer Letter, dated November 14, 2022, by and between Energy Vault Holdings, Inc. and Jan Kees Van Gaalen	10-Q	001-39982	10.2	November 14, 2022
10.6#	Offer Letter, dated November 10, 2022, by and between Energy Vault Holdings, Inc. and Marco Terruzzin	10-Q	001-39982	10.3	November 14, 2022
10.7#	Amendment to the Energy Storage System Agreement by and between DG Fuels LLC and Energy Vault Inc., dated as of May 10, 2022	10-Q	001-39982	10.6	May 16, 2022
10.8#	Energy Vault Holdings, Inc. 2022 Equity Incentive Plan	10-Q	001-39982	10.4	May 16, 2022
10.9#	2022 Employment Inducement Award Plan	10-Q	001-39982	10.5	November 14, 2022
10.10#**	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Stock Incentive Plan
10.11#**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Stock Plan
10.12#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan	10-Q	001-39982	10.6	November 14, 2022

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
10.13#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan	10-Q	001-39982	10.7	November 14, 2022
10.14#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Equity Incentive Plan	10-Q	001-39982	10.8	November 14, 2022
10.15#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan	10-Q	001-39982	10.9	November 14, 2022
10.16	Non-Employee Director Compensation Policy	10-K	001-39982	10.14	April 13, 2023
10.17	Letter agreement, dated May 5, 2023, by and between Energy Vault Holdings, Inc. and Josh McMorrow	10-Q	001-39982	10.1	May 9, 2023
10.18	Addendum to the Employment Agreement, dated May 5, 2023 between Energy Vault SA and Josh McMorrow	10-Q	001-39982	10.2	May 9, 2023
10.19**	Consulting agreement, dated March 6, 2024, by and between Energy Vault, Inc. and Zia Huque
10.20#	Energy Vault, Inc. 2017 Stock Incentive Plan	S-4	333-260307	10.15	October 18, 2021
10.21#	Energy Vault, Inc. 2020 Stock Plan	S-4	333-260307	10.16	October 18, 2021
21.1**	List of Subsidiaries of Energy Vault Holdings, Inc.
23.1**	Consent of Independent Registered Public Company Accounting Firm
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97**	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Energy Vault Holdings, Inc.

Date: March 12, 2024	By:	/s/ Jan Kees van Gaalen
Name: Jan Kees van Gaalen
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 12, 2024	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2024	By:	/s/ Jan Kees van Gaalen
Name: Jan Kees van Gaalen
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 12, 2024	By:	/s/ Larry M. Paulson
Name: Larry M. Paulson
Title: Director

Date: March 12, 2024	By:	/s/ Theresa Fariello
Name: Theresa Fariello
Title: Director

Date: March 12, 2024	By:	/s/ Bill Gross
Name: Bill Gross
Title: Director

Date: March 12, 2024	By:	/s/ Thomas Ertel
Name: Thomas Ertel
Title: Director

Date: March 12, 2024	By:	/s/ Mary Beth Mandanas
Name: Mary Beth Mandanas
Title: Director

Date: March 12, 2024	By:
Name: Stephanie Unwin
Title: Director