Form 10-Q
period 2024-03-31
Energy Vault Holdings, Inc.
filed 2024-05-08
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 148,850,450, shares of common stock, par value $0.0001 per share, outstanding as of May 3, 2024.

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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$135,773	$109,923
Restricted cash	1,011	35,632
Accounts receivable, net of allowance for credit losses of $23 and $69 as of March 31, 2024 and December 31, 2023, respectively	1,335	27,189
Contract assets, net of allowance for credit losses of $1,041 and $1,113 as of March 31, 2024 and December 31, 2023, respectively	51,328	84,873
Inventory	415	415
Customer financing receivable, current portion, net of allowance for credit losses of $375 and $375 as of March 31, 2024 and December 31, 2023, respectively	2,625	2,625
Advances to suppliers	5,307	8,294
Assets held for sale	6,281	6,111
Prepaid expenses and other current assets	3,618	4,520
Total current assets	207,693	279,582
Property and equipment, net	47,440	31,043
Intangible assets, net	2,491	1,786
Operating lease right-of-use assets	1,436	1,700
Customer financing receivable, long-term portion, net of allowance for credit losses of $986 and $957 as of March 31, 2024 and December 31, 2023, respectively	6,899	6,698
Investments	17,365	17,295
Other assets	2,541	2,649
Total Assets	$285,865	$340,753
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$52,564	$21,165
Accrued expenses	15,353	85,042
Contract liabilities, current portion	1,495	4,923
Lease liabilities, current portion	427	724
Total current liabilities	69,839	111,854
Deferred pension obligation	1,629	1,491
Contract liabilities, long-term portion	—	1,500
Other long-term liabilities	2,138	2,115
Total liabilities	73,606	116,960
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 147,868 and 146,577 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	15	15
Additional paid-in capital	482,955	473,271
Accumulated deficit	(269,211)	(248,072)
Accumulated other comprehensive loss	(1,500)	(1,421)
Total stockholders’ equity	212,259	223,793
Total Liabilities and Stockholders’ Equity	$285,865	$340,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$7,759	$11,422
Cost of revenue	5,691	9,003
Gross profit	2,068	2,419
Operating expenses:
Sales and marketing	4,170	4,574
Research and development	6,966	11,178
General and administrative	15,264	19,400
Depreciation and amortization	295	209
Loss from operations	(24,627)	(32,942)
Other income (expense):
Interest expense	(8)	(1)
Interest income	1,826	1,935
Other income (expense), net	1,670	(159)
Loss before income taxes	(21,139)	(31,167)
Provision for income taxes	—	—
Net loss	$(21,139)	$(31,167)

Net loss per share — basic and diluted	$(0.14)	$(0.22)
Weighted average shares outstanding — basic and diluted	147,019	139,669

Other comprehensive income (loss) — net of tax
Actuarial (loss) gain on pension	$(231)	$164
Foreign currency translation gain	152	121
Total other comprehensive (loss) income	(79)	285
Total comprehensive loss	$(21,218)	$(30,882)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	146,577	$15	$473,271	$(248,072)	$(1,421)	$223,793
Stock based compensation	—	—	9,684	—	—	9,684
Vesting of restricted stock units (“RSUs”), net of shares withheld for payroll taxes	1,291	—	—	—	—	—
Net loss	—	—	—	(21,139)	—	(21,139)
Actuarial loss on pension	—	—	—	—	(231)	(231)
Foreign currency translation gain	—	—	—	—	152	152
Balance at March 31, 2024	147,868	$15	$482,955	$(269,211)	$(1,500)	$212,259

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	138,530	$14	$435,852	$(147,265)	$(888)	$287,713
Adoption of ASU 2016-13	—	—	—	(2,364)	—	(2,364)
Exercise of stock options	43	—	35	—	—	35
Stock based compensation	—	—	13,716	—	—	13,716
Vesting of RSUs, net of shares withheld for payroll taxes	2,819	—	(3,733)	—	—	(3,733)
Net loss	—	—	—	(31,167)	—	(31,167)
Actuarial gain on pension	—	—	—	—	164	164
Foreign currency translation gain	—	—	—	—	121	121
Balance at March 31, 2023	141,392	$14	$445,870	$(180,796)	$(603)	$264,485
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(21,139)	$(31,167)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	295	209
Non-cash interest income	(375)	(334)
Stock based compensation	9,684	13,716
Benefit for credit losses	(89)	(14)
Foreign exchange losses	60	170
Change in operating assets	59,725	(35,504)
Change in operating liabilities	(47,214)	(17,848)
Net cash provided by (used in) operating activities	947	(70,772)
Cash Flows From Investing Activities
Purchase of property and equipment	(8,598)	(11,635)
Purchase of property and equipment held for sale	(170)	—
Purchase of equity securities	—	(6,000)
Net cash used in investing activities	(8,768)	(17,635)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	—	35
Repayment of insurance premium financings	(358)	—
Payment of taxes related to net settlement of equity awards	(297)	(800)
Payment of finance lease obligations	(23)	(10)
Net cash used in financing activities	(678)	(775)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(272)	(27)
Net decrease in cash, cash equivalents, and restricted cash	(8,771)	(89,209)
Cash, cash equivalents, and restricted cash – beginning of the period	145,555	286,182
Cash, cash equivalents, and restricted cash – end of the period	136,784	196,973
Less: Restricted cash at end of period	1,011	82,417
Cash and cash equivalents - end of period	$135,773	$114,556

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$—	$—
Cash paid for interest	8	1
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Actuarial (loss) gain on pension	(231)	164
Property and equipment financed through accounts payable and accrued expenses	4,798	4,021
Assets acquired on finance lease	60	—
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the consolidated financial statements of the Company as of that date.
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of March 31, 2024 and the Company’s results of operations and comprehensive loss, stockholders’ equity activities, and the cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any interim period or for any other future year.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of March 31, 2024, one customer accounted for 87% of accounts receivable and as of December 31, 2023, one customer accounted for 92% of accounts receivable.
As of March 31, 2024 and December 31, 2023, one customer accounted for 100% of the customer financing receivable.
Revenue from two customers accounted for 80% and 14% of total revenue, respectively, for the three months ended March 31, 2024 and revenue from three customers accounted for 43%, 39%, and 16% of total revenue, respectively, for the three months ended March 31, 2023.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 13, 2024. There have not been any significant changes to these policies during the three months ended March 31, 2024.
NOTE 3. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three months ended March 31, 2024 and 2023 (amounts in thousands).

	Three Months Ended March 31,
	2024	2023
Build and transfer energy storage products	$7,386	$11,273
Other	373	149
Total revenue	$7,759	$11,422
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of March 31, 2024, the amount of the Company’s remaining performance obligations was $137.5 million. The Company generally expects to recognize approximately 3% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from March 31, 2024.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers.

	March 31, 2024	December 31, 2023
Refundable contribution	$25,000	$25,000
Unbilled receivables	21,624	55,241
Retainage	5,745	5,745
Less allowance for credit losses	(1,041)	(1,113)
Contract assets, net of allowance for credit losses	$51,328	$84,873

Contract liabilities, current portion	$1,495	$4,923
Contract liabilities, long-term portion	—	1,500
Total contract liabilities	$1,495	$6,423
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
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three months ended March 31, 2024, the Company recognized revenue of $0.5 million related to amounts that were included in deferred revenue as of December 31, 2023, primarily as a result of the advancement of physical progress on the related projects during the period. For the three months ended March 31, 2023, the Company recognized revenue of $11.3 million respectively, related to amounts that were included in deferred revenue as of December 31, 2022, primarily as a result of the advancement of physical progress on the related projects during the period.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended March 31, 2024
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$69	$1,113	$1,332	$2,514
Provision (benefit) for credit losses	(46)	(72)	29	(89)
Allowance for credit losses, end of period	$23	$1,041	$1,361	$2,425

	Three Months Ended March 31, 2023
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—
Addition due to adoption of ASU 2016-13	81	1,063	1,220	2,364
Provision (benefit) for credit losses	(71)	31	26	(14)
Allowance for credit losses, end of period	$10	$1,094	$1,246	$2,350
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
The Company evaluates its customer financing receivable on a periodic basis by monitoring the credit quality and financial condition of the guarantor for the customer. The amortized cost basis for the Company’s customer financing receivable was $10.9 million and $10.7 million as of March 31, 2024 and December 31, 2023, respectively.
NOTE 5. FAIR VALUE MEASUREMENTS
Carrying amounts of certain financial instruments, including cash, accounts payable, and accrued expenses approximate their fair value due to their relatively short maturities and market interest rates, if applicable.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows as of March 31, 2024 and December 31, 2023, respectively (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative asset — conversion option (1)	$—	$—	$1,025	$1,025
Warrant liability	—	—	(2)	(2)
__________________
(1) Refer to Note 7 - Investments for further information.
NOTE 6. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for a gravity-based system from a customer that was owned by one of its primary shareholders. The deposit and order were received before the owner of the customer became one of the Company’s primary shareholders and the deposit was recognized in the line item, contract liabilities, long-term portion, in the condensed consolidated balance sheet as of December 31, 2023. During the three months ended March 31, 2024, the Company concluded it was no longer obligated to provide a gravity-based system to the customer and that the deposit was nonrefundable. As a result, the Company derecognized the $1.5 million liability and recognized it as a gain within the line item, other income (expense), net, in the condensed consolidated statements of operations during the three months ended March 31, 2024.
During the three months ended March 31, 2024 and 2023, the Company paid contracted engineering, design, and civil tolerance code calculation support fees of $0.1 million and $0.1 million, respectively, to an immediate family member of an executive officer. The Company retains all intellectual property as part of these services.
During the three months ended March 31, 2024 and 2023, the Company paid $0.2 million and $0.4 million, respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company.
NOTE 7. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s condensed consolidated balance sheets (amounts in thousands):

	March 31, 2024	December 31, 2023
Investment in equity securities	$15,000	$15,000
Convertible note receivable	2,365	2,295
	$17,365	$17,295
Investment in Equity Securities
In November 2022, the Company purchased $9.0 million of equity securities in KORE Power, Inc. (“KORE”), a U.S. manufacturer of battery cells and modules. In February 2023, the Company purchased an additional $6.0 million of equity securities, increasing the Company’s total investment in KORE to $15.0 million.
These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. As of March 31, 2024 and December 31, 2023, the carrying value of these equity securities was equal to its cost basis.
Convertible Note Receivable
In October 2021, the Company entered into a convertible promissory note purchase agreement with DG Fuels, LLC (“DG Fuels”) and purchased a promissory note with a principal balance of $1.0 million (“DG Fuels Tranche 1 Note”). In April 2022, the Company purchased an additional promissory note from DG Fuels with a principal balance of $2.0 million. (“DG

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative, which requires bifurcation and separate accounting at its estimated fair value under ASC 815 – Derivative and Hedging. The embedded derivative upon the purchase of the DG Fuels Tranche 1 Note was an asset of $0.4 million and the embedded derivative upon the purchase of the DG Fuels Tranche 2 note was an asset of $0.7 million. The estimated fair value of the derivative instruments was recognized as a derivative asset on the condensed consolidated balance sheets, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income from the DG Fuels Note of $0.1 million for the three months ended March 31, 2024 and $0.1 million for the three months ended March 31, 2023. Interest income related to the amortization of the debt discount was $0.1 million for the three months ended March 31, 2024 and $44 thousand for the three months ended March 31, 2023.
The derivative financial instrument is recorded in other assets in the condensed consolidated balance sheets. At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss. For the three and three months ended March 31, 2024 and 2023, there was no change in the fair value of the embedded derivative.
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning of period	$1,025	$1,025
Additions	—	—
Change in fair value	—	—
End of period	$1,025	$1,025

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8. PROPERTY AND EQUIPMENT, NET
As of March 31, 2024 and December 31, 2023, property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2024	December 31, 2023
Land	$226	$226
Buildings	774	774
Machinery and equipment	11,707	9,330
Finance lease right-of-use assets – vehicles	187	187
Furniture and IT equipment	1,454	1,474
Leasehold improvements	700	702
Construction in progress	34,641	20,095
Total property and equipment	49,689	32,788
Less: accumulated depreciation and amortization	(2,249)	(1,745)
Property and equipment, net	$47,440	$31,043
For the three months ended March 31, 2024 and 2023, depreciation and amortization related to property and equipment was $0.2 million and $0.2 million, respectively.
The increases in machinery and equipment and construction in progress primarily relate to the energy storage systems being constructed in Snyder, Texas and Calistoga, California.
NOTE 9. INTANGIBLE ASSETS, NET
Intangible assets are stated at amortized cost and consist of the following (amounts in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software to be sold	$2,573	$(82)	$2,491	$1,786	$—	$1,786
Once a software application is available for general release and is placed in service, the Company amortizes the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life for our external-use software development costs is five years. Amortization expense for the three months ended March 31, 2024 and 2023 was $0.1 million and $—, respectively.
Future amortization expense for intangible assets is estimated as follows (amounts in thousands):

Amount
Remainder of 2024	$247
2025	329
2026	329
2027	329
2028	329
Subtotal	1,563
Software projects in process	928
Total	$2,491

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
As of March 31, 2024, the insurance premiums financings have been fully repaid. As of December 31, 2023, the carrying value of the Company’s insurance premium financings was $0.4 million and is included in the line item, accrued expenses, in the condensed consolidated balance sheets.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	March 31, 2024	December 31, 2023
Prepaid and other current assets:
Prepaid expenses	$2,223	$3,131
Tax refund receivable	1,341	1,359
Other	54	30
Total	$3,618	$4,520

Other assets:
Derivative asset — conversion option	$1,025	$1,025
Other	1,516	1,624
Total	$2,541	$2,649

Accrued expenses:
Professional fees	$4,635	$4,522
Accrued purchases	7,338	71,932
Employee costs	1,664	5,985
Taxes payable	106	733
Accrued project loss	614	591
Insurance premium financings	—	358
Warranty accrual	983	894
Other	13	27
Total	$15,353	$85,042

Lease liabilities, current portion:
Operating leases	$391	$697
Finance leases	36	27
Total	$427	$724

Other long-term liabilities:
Operating leases	$984	$1,044
Asset retirement obligation	17	52
Warranty accrual	1,022	924
Finance leases	113	93
Warrant liability	2	2
Total	$2,138	$2,115

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
2022 Equity Incentive Plan
In 2022, the Company adopted its 2022 Equity Incentive Plan (the “2022 Incentive Plan”). The 2022 Incentive Plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted stock, and RSUs to employees, non-employee directors, and consultants of the Company. Shares of common stock underlying awards that expire or are forfeited or canceled will again be available for issuance under the 2022 Incentive Plan.
The initial number of shares of the Company’s common stock reserved for issuance under the 2022 Incentive Plan was approximately 15.5 million, plus up to approximately 8.3 million shares subject to awards granted under the 2017 and 2020 Plans. Beginning on March 1, 2022 and ending on (and including) March 31, 2031, the number of shares of the Company’s common stock that may be issued under the 2022 Incentive Plan increases by a number of shares equal to the lesser of (i) 4.0% of the outstanding shares on the last day of the immediately preceding month or (ii) such lesser number of shares (including zero) that the Company’s Board determines for the purposes of the annual increase for that fiscal year.
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
Stock Option Activity
Stock option activity for the three months ended March 31, 2024 was as follows (in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,807	$1.71	6.37	$3,605
Stock options granted	—	—	—	—
Stock options exercised	—	—	—	—
Stock options forfeited, canceled, or expired	(4)	0.80	—	—
Balance as of March 31, 2024	5,803	1.71	6.15	815

Options exercisable as of March 31, 2024	689	0.71	6.32	744
Options vested and expected to vest as of March 31, 2024	5,803	1.71	6.15	815
As of March 31, 2024, total unrecognized stock-based compensation expense related to unvested awards that are expected to vest was $5.1 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.07 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of March 31, 2024.
Restricted Stock Units
RSU activity for the three months ended March 31, 2024 was as follows (in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2023	19,029	$4.55
RSUs granted	7,409	1.73
RSUs forfeited	(307)	3.24
RSUs vested	(2,110)	4.45
Nonvested balance as of March 31, 2024	24,021	$3.71
As of March 31, 2024, unrecognized stock-based compensation expense related to these RSUs was $74.3 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.10 years.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-Based Compensation Expense
Total stock-based compensation expense for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales and marketing	$1,715	$1,949
Research and development	2,227	3,149
General and administrative	5,742	8,618
Total stock-based compensation expense	$9,684	$13,716
NOTE 13. INCOME TAXES
The Company did not recognize any tax provision for the three months ended March 31, 2024 and 2023. The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets.
NOTE 14. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(21,139)	$(31,167)
Weighted-average shares outstanding – basic and diluted	147,019	139,669
Net loss per share – basic and diluted	$(0.14)	$(0.22)

There were no common share equivalents that were dilutive for the three months ended March 31, 2024 and 2023. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Private warrants	5,167	5,167
Stock options	5,803	1,050
RSUs	24,021	22,128
Total	34,991	28,345
In connection with the reverse recapitalization in 2022, eligible Energy Vault stockholders immediately prior to the closing of the transaction obtained a contingent right to receive 9.0 million shares of the Company’s common stock (“Earn-Out Shares”) upon the Company’s common stock quoted on the NYSE equaling or exceeding certain specified prices for any 20 trading days within a 30 consecutive day trading period (“Earn-Out Triggering Event”). 9.0 million of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of March 31, 2024, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 15. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of March 31, 2024 consisted primarily of obligations under operating leases, finance leases, deferred pensions, warranty obligations, and issued purchase orders. Our non-cancelable purchase obligations as of March 31, 2024 totaled approximately $0.4 million.
In connection with one of the Company’s licensing agreements, the Company agreed to make a refundable contribution to a customer in the amount up to $25.0 million during the period in which the customer constructs its first GESS. As of March 31, 2024, the Company has contributed all $25.0 million, which is included within the line item, contract assets, in the condensed consolidated balance sheets. The refundable contribution will be returned to the Company upon the customer’s first GESS reaching substantial completion, subject to adjustment for potential liquidated damages if certain performance metrics are not met.
Loss Contingencies:
In the ordinary course of business, the Company is regularly subject to various legal proceedings. The Company has identified certain legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve has been established. Although the Company currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the Company’s business, financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and the Company’s view of these matters may change in the future.
Assurance Warranty Obligations:
The Company provides a limited warranty to its battery energy storage system (“BESS”) customers assuring that the BESSs are free from defects. The Company’s limited warranties are generally for a period of two years after the substantial completion date of a project. These warranties are considered assurance-type warranties which provide a guarantee of quality of the products. For assurance-type warranties, the Company records an estimate of future warranty costs over the period of construction. Warranty costs are recorded as a component of cost of revenue in the Company’s consolidated statements of operations.
As of March 31, 2024 and 2023, the Company accrued the below estimated warranty liabilities, respectively (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Warranty balance, beginning of period	$1,818	$—
Accruals for warranties issued	—	—
Change in estimates	243	—
Settlements	(56)	—
Warranty balance, end of period	$2,005	$—
The key inputs and assumptions used in calculating the estimated warranty liability are reviewed by management each reporting period. The Company may make additional adjustments to the estimated warranty liability based on a comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in the estimated warranty liability, which may be material.
Letters of Credit:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit for its customers, insurance carriers, and surety bond providers for project performance, and for its vendors for payment guarantees. Such letters of credit are generally issued by a bank or a similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. As of March 31, 2024, there was $22.7 million of letters of credit issued through the Company’s credit relationships. The Company is not

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

aware of any material claims relating to its outstanding letters of credit. The Company’s restricted cash balance of $1.0 million as of March 31, 2024 primarily consists of cash held by banks as collateral for the Company’s letters of credit.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2024, there were $28.6 million outstanding performance and payment bonds.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of March 31, 2024, there were $28.8 million of outstanding other bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in the Annual Report for the year ended December 31, 2023 filed by us with the SEC on March 13, 2024. This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
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
Key Factors and Trends Affecting our Business
We believe that our performance and future success depend upon several factors that present significant opportunities for us, but also pose risks and challenges including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2023 Annual Report on Form 10-K filed with the SEC on March 13, 2024.
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
Our cost projections are heavily dependent upon raw materials (such as steel), equipment (such as motors, batteries, inverters, and power electronic devices) and technical and construction service providers (such as engineering, procurement, construction firms). The global supply chain, on which Energy Vault relies, has been significantly impacted by (i) economic uncertainties, including the war in Ukraine and the conflict in the Middle East, and (ii) high inflation pressure on project budgeting resulting in potential significant delays and cost fluctuations, particularly with respect to lithium, transformers, inverters, motors, microchips and many other raw materials that are within the motor and power electronic supply chains. These future timing and financial developments may impact Energy Vault’s performance from both a deployment and cost perspective.
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
Increasing Deployment of Renewable Energy
Deployment of renewable energy resources has accelerated over the last decade, and solar and wind have become low cost energy sources. Energy storage is critical to reducing the intermittency and volatility of renewable energy generation. However, there is no guarantee that the deployment of renewable energy will occur at the rate that is expected. Inflationary pressures, supply chain disruptions, geopolitical stresses, and other factors could result in fluctuations in demand for and deployment of renewable energy resources, adversely affecting our revenue and ability to generate profits in the future.
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
Although we are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our products and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the United States, governments continuously modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes could affect our ability to deliver cost savings to our current and future customers for the purchase of electricity. We believe we are well positioned to capture incentives contained in the IRA and that its enactment is favorable to our business and future operations. However, as this legislation was recently adopted and applicable U.S. Department of Treasury and Internal Revenue Service guidelines were published in the third quarter of 2023, we have not yet seen the impact these IRA incentives may have on our business, operations, and financial performance in the future and cannot guarantee that we will realize the anticipated benefits from the incentives in the IRA.
Key Operating Metrics
Bookings
Bookings represent the total MWhs to be delivered and the aggregate contracted value for energy storage systems, tolling arrangements, and license and service agreements signed during the period. The aggregate contracted value excludes any potential future variable payments or royalties. The Company did not have any bookings during the three months ended March 31, 2024 and March 31, 2023.
Backlog
Backlog represents the amount of revenue we expect to realize in the future on uncompleted construction contracts, including new contracts under which work has not yet begun, as well as the remaining revenue to be recognized under the Company’s intellectual property licensing agreements. As of March 31, 2024, backlog totaled $137.5 million.
The Company generally expects to recognize approximately 3% of the backlog as revenue over the next 12 months and the remainder more than 12 months from March 31, 2024. Timing of revenue for construction and installation projects included in our backlog can be subject to change as a result of customer, regulatory, or other delays or cancellations including from economic or other conditions caused by supply chain disruptions, inflation, weather, and/or other project-related factors. These effects, among others, could cause estimated revenue to be realized in periods later than originally expected, or not at all. Customers may postpone or cancel construction projects due to changes in their spending plans, market volatility, changes in government permitting, regulatory delays, and/or other factors. There can be no assurance as to our customers’ requirements or if actual results will be consistent with our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings.
Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. The Company’s backlog agrees with the amount of our remaining performance obligations, which are described in Note 3 - Revenue Recognition.

Key Components of Results of Operations
Revenue
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
Our revenue growth is dependent on continued growth in the number of energy storage systems constructed each year and our ability to increase our share of demand in the geographic regions where we currently compete and plan to compete in the future. Additionally, our revenue growth is dependent on our ability to continue to develop and commercialize new and innovative products to meet our customers’ energy storage needs.
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
General and Administrative (“G&A”) Expenses
G&A expenses consist of information technology expenses, legal and professional fees, travel costs, and personnel-related expenses for our corporate, executive, finance, and other administrative functions, including expenses for professional and contract services. Personnel-related expenses consist of salaries, benefits, and stock-based compensation expense. To a lesser extent, general and administrative expenses include investor relations costs, insurance costs, rent, office expenses, and maintenance costs.
Depreciation and Amortization Expense
Depreciation and amortization expense consists of costs associated with property and equipment, and amortization of intangibles. We expect to invest in additional property, equipment, and other assets as we construct and own energy storage systems, which will result in additional depreciation expense in the future.
Interest Income
Interest income consists of interest income from our money market funds, interest-bearing savings accounts, customer financing receivable, and convertible note receivable.
Results of operations
Consolidated Comparison of Three Months Ended March 31, 2024 to March 31, 2023
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Revenue	$7,759	$11,422	$(3,663)
Cost of revenue	5,691	9,003	(3,312)
Gross profit	2,068	2,419	(351)
Operating Expenses:
Sales and marketing	4,170	4,574	(404)
Research and development	6,966	11,178	(4,212)
General and administrative	15,264	19,400	(4,136)
Depreciation and amortization	295	209	86
Loss from operations	(24,627)	(32,942)	8,315
Other income (expense):
Interest expense	(8)	(1)	(7)
Interest income	1,826	1,935	(109)
Other income (expense), net	1,670	(159)	1,829
Loss before income taxes	$(21,139)	$(31,167)	$10,028
Revenue
The Company recognized revenue for the product and service categories as follows for the three and three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Build and transfer energy storage products	$7,386	$11,273
Other	373	149
Total revenue	$7,759	$11,422
Revenue for the three months ended March 31, 2024 decreased by $3.7 million to $7.8 million compared to $11.4 million for the three months ended March 31, 2023. The decrease in revenue was primarily attributable to a $3.9 million decrease in revenue from building and transferring energy storage products due to a reduction in revenue from battery energy storage projects. Revenue from two customers accounted for 80% and 14% of total revenue for the three months ended March 31, 2024 and revenue from three different customers accounted for 43%, 39%, and 16% of total revenue for the three months ended March 31, 2023.
Cost of Revenue
Cost of revenue for the three months ended March 31, 2024 decreased by $3.3 million to $5.7 million compared to $9.0 million for the three months ended March 31, 2023. Cost of revenue decreased as a result of the Company’s BESS projects in progress during the three months ended March 31, 2024 being in their final stages, compared to the projects being in earlier stages during the three months ended March 31, 2023.
Gross Profit and Gross Profit Margin
Gross profit was $2.1 million and $2.4 million, respectively, for the three months ended March 31, 2024 and 2023 and gross profit margin was 26.7% and 21.2%, respectively. Gross profit and gross profit margin for the three months ended March 31, 2024 and 2023 were primarily attributable to the advancement of physical progress on the Company’s BESS projects.
S&M
S&M expenses decreased by $0.4 million to $4.2 million for the three months ended March 31, 2024, compared to $4.6 million for the three months ended March 31, 2023. The decrease was primarily attributable to a decrease in personnel-related expenses of $0.5 million due to a reduction in headcount.
R&D
R&D expenses decreased by $4.2 million to $7.0 million for the three months ended March 31, 2024, compared to $11.2 million for the three months ended March 31, 2023. The decrease was primarily attributable to a $2.3 million decrease in engineering costs, a $1.5 million decrease in personnel-related expenses, and a $0.2 million decrease in software expenses. These cost decreases were primarily attributable to a focus on cost controls and a reduction in headcount.
G&A
G&A expenses decreased by $4.1 million to $15.3 million for the three months ended March 31, 2024 compared to $19.4 million for the three months ended March 31, 2023. The decrease was primarily attributable to a $4.0 million decrease in personnel-related expenses due to a reduction in headcount.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.1 million to $0.3 million for the three months ended March 31, 2024, compared to $0.2 million for the three months ended March 31, 2023. The increase is primarily due to $0.1 million in amortization costs related to the Company’s capitalized software. Certain capitalized software products were placed into service effective January 1, 2024, resulting in $0.1 million in amortization expense during the three months ended March 31, 2024. There was no comparable expense for the three months ended March 31, 2023.
Interest income
Interest income decreased by $0.1 million to $1.8 million for the three months ended March 31, 2024 compared to $1.9 million for the three months ended March 31, 2023. The decrease in interest income is primarily due to a decrease in interest income from our money market funds.
Other income (expense), net
Other income (expense), net improved by $1.8 million to other income of $1.7 million for the three months ended March 31, 2024 compared to other expense of $0.2 million for the three months ended March 31, 2023. The change in other income (expense), net is primarily due to a $1.5 million gain resulting from the derecognition of a contract liability with a related party during the three months ended March 31, 2024. In 2019, the Company received a $1.5 million deposit for a gravity-based system from a customer that was owned by one of its primary shareholders. During the three months ended March 31, 2024, the Company concluded it was no longer obligated to provide a gravity-based system to the customer and that the deposit was nonrefundable. As a result, the Company derecognized the $1.5 million liability and recognized it as a gain during the three months ended March 31, 2024. There was no such comparable gain during the three months ended March 31, 2023.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our net cash used in operating and investing activities primarily through the issuance and sale of equity, and with the proceeds from the reverse recapitalization and private investment in public equity that occurred in 2022. Our cash equivalents are highly liquid investments purchased with an original or remaining maturities of three months or less. Substantially all of our restricted cash balance is held by banks as collateral for the Company’s letters of credit.

The following table summarizes our cash, cash equivalents, and restricted cash balances as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$135,773	$109,923
Restricted cash	1,011	35,632
Total cash, cash equivalents, and restricted cash	$136,784	$145,555
Management believes that its cash, cash equivalents, and restricted cash on hand as of the filing date of this Quarterly Report will be sufficient to fund our operating activities for at least the next twelve months without regard to any cash proceeds we may receive in the future upon the exercise of our private warrants.
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
Anticipated cash inflows from licensing agreements with extended payment terms as of March 31, 2024 were as follows (amounts in thousands):

Amount
Remainder of 2024	$7,146
2025	11,319
2026	11,081
2027	11,842
2028	12,342
Thereafter	43,370
Total	$97,100
Contractual Obligations
Our principal commitments as of March 31, 2024 consisted primarily of obligations under operating leases, finance leases, deferred pensions, warranty obligations, and issued purchase orders. Our non-cancellable purchase obligations as of March 31, 2024 totaled approximately $0.4 million.

Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$947	$(70,772)
Net cash used in investing activities	(8,768)	(17,635)
Net cash used in financing activities	(678)	(775)
Effects of exchange rate changes on cash	(272)	(27)
Net decrease in cash	$(8,771)	$(89,209)
Operating Activities
During the three months ended March 31, 2024 and 2023, cash provided by (used in) operating activities totaled $0.9 million and $(70.8) million, respectively.
During the three months ended March 31, 2024 operating cash flows were positively impacted by a $59.7 million decrease in operating assets and non-cash charges of $9.6 million. The decrease in operating assets was primarily attributable to a $33.6 million decrease in contract assets, a $25.9 million decrease in accounts receivable, and a $0.8 million decrease in prepaid expenses and other current assets. The non-cash charges were primarily composed of $9.7 million in stock-based compensation expense and $0.3 million in depreciation and amortization, partially offset by $0.4 million in non-cash interest income. Operating cash flows were negatively impacted by a net loss of $21.1 million and a decrease in operating liabilities of $47.2 million. The decrease in operating liabilities was primarily attributable to a $42.1 million decrease in accounts payable and accrued expenses and a $4.8 million decrease in contract liabilities.
During the three months ended March 31, 2023, cash used in operating activities of $70.8 million was negatively impacted by a net loss of $31.2 million, an increase in operating assets of $35.5 million, and a decrease in operating liabilities of $17.8 million. The increase in operating assets was primarily due to a $67.3 million increase in advances to suppliers and a $1.3 million increase in contract assets, partially offset by a $33.4 million decrease in accounts receivable. The decrease in operating liabilities was primarily due to a $54.1 million decrease in accounts payable and accrued expenses, partially offset by a $36.6 million increase in contract liabilities. Operating cash flows were positively impacted by non-cash charges of $13.7 million, which was primarily due to $13.7 million in stock-based compensation expense.
Investing Activities
During the three months ended March 31, 2024 and 2023, cash used in investing activities totaled $8.8 million and $17.6 million, respectively.
Cash used in investing activities for the three months ended March 31, 2024 consisted of $8.6 million for the purchase of property and equipment, primarily related to the energy storage systems being constructed in Snyder, Texas and Calistoga, California, and $0.2 million for the purchase of property and equipment.
Cash used in investing activities for the three months ended March 31, 2023 consisted of $11.6 million for the purchase of property and equipment, primarily related to the energy storage systems being constructed in Snyder, Texas and Calistoga, California, and $6.0 million for the purchase of equity securities in KORE.
Financing Activities
During the three months ended March 31, 2024, cash used in financing activities totaled $0.7 million, compared to cash used in financing activities of $0.8 million for the three months ended March 31, 2023.
For the three months ended March 31, 2024, cash used in financing activities primarily consisted of $0.4 million in repayments on insurance premium financings and $0.3 million in tax payments related to the net settlement of equity awards.
During the three months ended March 31, 2023, cash used in financing activities was primarily attributable to $0.8 million in tax payments related to the net settlement of equity awards.

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
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
S&M expenses (GAAP)	$4,170	$4,574
Non-GAAP adjustment:
Stock-based compensation expense	1,715	1,949
Adjusted S&M expenses (non-GAAP)	$2,455	$2,625
The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
R&D expenses (GAAP)	$6,966	$11,178
Non-GAAP adjustment:
Stock-based compensation expense	2,227	3,149
Adjusted R&D expenses (non-GAAP)	$4,739	$8,029
The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
G&A expenses (GAAP)	$15,264	$19,400
Non-GAAP adjustment:
Stock-based compensation expense	5,742	8,618
Adjusted G&A expenses (non-GAAP)	$9,522	$10,782

The following table provides a reconciliation from net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss (GAAP)	$(21,139)	$(31,167)
Non-GAAP adjustments:
Interest income, net	(1,818)	(1,934)
Provision for income taxes	—	—
Depreciation and amortization	295	209
Stock-based compensation expense	9,684	13,716
Gain on derecognition of contract liability	(1,500)	—
Foreign exchange losses	60	170
Adjusted EBITDA (non-GAAP)	$(14,418)	$(19,006)
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
Critical Accounting Estimates
The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

There have not been any changes to our critical accounting policies and estimates as compared to those disclosed under the caption Critical Accounting Policies and Use of Estimates in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report of Form 10-K filed with the SEC on March 13, 2024.
Emerging Growth Company Accounting Election
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have irrevocably elected to take advantage of the benefits of this extended transition period for new or revised financial accounting standards. We are expected to remain an emerging growth company through the end of 2026 and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.
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
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to us. Our customers include the counterparties for the sale of our energy storage products and solutions and the licensees of our intellectual property. The loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flows. Credit policies have been approved and implemented to assess our existing and potential customers with the objective of mitigating credit losses. These policies establish guidelines, controls, and credit limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential customers, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. In addition, customers are required to make milestone payments based on their project’s progress. We may also, at times, require letters of credit, parent guarantees, or cash collateral when deemed necessary.
Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that may impact our counterparties. Currently, management does not anticipate a material adverse effect in our financial position or results of operations from the non-performance of a customer. We continuously monitor the creditworthiness of all our customers.
Commodity Price Risk
We are subject to risk from fluctuating market prices of certain commodity raw materials, including cement, steel, aluminum, and lithium, which are used in the components that we purchase from our suppliers and then as inputs to our products. Prices of these raw materials may be affected by supply restrictions or other logistic costs market factors from time to time. As we are not the direct buyer of these raw materials, we do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if suppliers increase component prices and we are unable to recover such increases from our customers and could harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures
Limitations on the Effectiveness of Controls
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have not been any material changes to our risk factors previously disclosed in our 2023 Annual Report on Form 10-K filed with the SEC on March 13, 2024. You should carefully consider the risks set forth in Part 1, Item 1A, Risk Factors, of the Company’s 2023 Annual Report, and all other information included in this Quarterly Report before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
On April 5, 2024, we entered into a retention bonus agreement with Akshay Ladwa, the Company’s Chief Engineering Officer, in an aggregate amount equal to $150,000, which will be payable in substantially equal installments on or before April 15, 2024, July 15, 2024, and October 15, 2024, subject to his continued service on each payment date and may be subject to repayment if Mr. Ladwa’s employment with the Company terminates for any reason within 12 months following each applicable payment date.
On May 1, 2024, the Board approved a discretionary cash bonus payable to Robert Piconi, the Company’s Chief Executive Officer, in an aggregate amount equal to $279,450, which will be payable in equal installments on or shortly following April 15, 2025, July 15, 2025, and October 15, 2025, subject to his continued service on each payment date and subject to repayment if Mr. Piconi’s employment with the Company terminates for any reason within 12 months following each applicable payment date.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
10.1**	Employment Agreement by and between Energy Vault, Inc. and Akshay Ladwa, dated as of October 6, 2023
10.2**	Retention Bonus Agreement by and between Energy Vault Holdings, Inc. and Robert Piconi, dated as of April 5, 2024
10.3**	Retention Bonus Agreement by and between Energy Vault Holdings, Inc. and Akshay Ladwa, dated as of April 5, 2024
10.4	Separation and General Release Agreement by and between Energy Vault Holdings, Inc. and Jan Kees van Gaalen, dated as of April 15, 2024	8-K/A	001-39982	10.1	April 19, 2024
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Energy Vault Holdings, Inc.

Date: May 8, 2024	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)