Form 10-Q
period 2024-06-30
Energy Vault Holdings, Inc.
filed 2024-08-06
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 150,484,246, shares of common stock, par value $0.0001 per share, outstanding as of August 1, 2024.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our 2023 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Additionally, our discussions of environmental, social, and governance (“ESG”) assessments, goals and relevant issues herein or in other locations, including our corporate website, are informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. References to “materiality” in the context of such discussions and any related assessment of ESG “materiality” may differ from the definition of “materiality” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, we note that standards and expectations regarding greenhouse gas (“GHG”) accounting and the process for measuring and counting GHG emissions and GHG emissions reductions are evolving, and it is possible that our approaches both to measuring our emissions and any reductions may be at some point, either currently or in the future, considered not in keeping with best practices. In addition, our disclosures based on any standards may change due to revisions in framework requirements, availability or quality of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$106,835	$109,923
Restricted cash	6,116	35,632
Accounts receivable, net of allowance for credit losses of $16 and $69 as of June 30, 2024 and December 31, 2023, respectively	3,465	27,189
Contract assets, net of allowance for credit losses of $1,393 and $1,113 as of June 30, 2024 and December 31, 2023, respectively	33,297	84,873
Inventory	111	415
Customer financing receivable, current portion, net of allowance for credit losses of $187 and $375 as of June 30, 2024 and December 31, 2023, respectively	1,313	2,625
Advances to suppliers	5,388	8,294
Prepaid expenses and other current assets	5,334	4,520
Assets held for sale	—	6,111
Total current assets	161,859	279,582
Property and equipment, net	62,642	31,043
Intangible assets, net	3,181	1,786
Operating lease right-of-use assets	1,259	1,700
Customer financing receivable, long-term portion, net of allowance for credit losses of $1,015 and $957 as of June 30, 2024 and December 31, 2023, respectively	7,102	6,698
Investments	17,443	17,295
Other assets	2,117	2,649
Total Assets	$255,603	$340,753
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$28,553	$21,165
Accrued expenses	17,747	85,042
Contract liabilities, current portion	9,880	4,923
Lease liabilities, current portion	286	724
Total current liabilities	56,466	111,854
Deferred pension obligation	1,637	1,491
Contract liabilities, long-term portion	—	1,500
Other long-term liabilities	1,948	2,115
Total liabilities	60,051	116,960
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 150,136 and 146,577 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	15	15
Additional paid-in capital	492,459	473,271
Accumulated deficit	(295,399)	(248,072)
Accumulated other comprehensive loss	(1,512)	(1,421)
Non-controlling interest	(11)	—
Total stockholders’ equity	195,552	223,793
Total Liabilities and Stockholders’ Equity	$255,603	$340,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$3,770	$39,680	$11,529	$51,102
Cost of revenue	2,721	35,733	8,412	44,736
Gross profit	1,049	3,947	3,117	6,366
Operating expenses:
Sales and marketing	4,861	4,852	9,031	9,426
Research and development	6,951	10,218	13,917	21,396
General and administrative	16,278	17,012	31,542	36,412
Depreciation and amortization	279	226	574	435
Asset impairment and loss on sale of assets	565	—	565	—
Loss from operations	(27,885)	(28,361)	(52,512)	(61,303)
Other income (expense):
Interest expense	(38)	—	(46)	(1)
Interest income	1,746	2,295	3,572	4,230
Other income (expense), net	(22)	(92)	1,648	(251)
Loss before income taxes	(26,199)	(26,158)	(47,338)	(57,325)
Provision for income taxes	—	4	—	4
Net loss	(26,199)	(26,162)	(47,338)	(57,329)
Net loss attributable to non-controlling interest	(11)	—	(11)	—
Net loss attributable to Energy Vault Holdings, Inc.	$(26,188)	$(26,162)	$(47,327)	$(57,329)

Net loss per share attributable to Energy Vault Holdings, Inc. — basic and diluted	$(0.18)	$(0.18)	$(0.32)	$(0.41)
Weighted average shares outstanding — basic and diluted	149,143	142,756	148,081	141,129

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$3	$(218)	$(228)	$(54)
Foreign currency translation (loss) gain	(15)	45	137	166
Total other comprehensive (loss) income attributable to Energy Vault Holdings, Inc.	(12)	(173)	(91)	112
Total comprehensive loss attributable to Energy Vault Holdings, Inc.	$(26,200)	$(26,335)	$(47,418)	$(57,217)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	147,868	$15	$482,955	$(269,211)	$(1,500)	$—	$212,259
Stock based compensation	—	—	9,504	—	—	—	9,504
Vesting of restricted stock units (“RSUs”), net of shares withheld for payroll taxes	2,268	—	—	—	—	—	—
Net loss	—	—	—	(26,188)	—	(11)	(26,199)
Actuarial gain on pension	—	—	—	—	3	—	3
Foreign currency translation loss	—	—	—	—	(15)	—	(15)
Balance at June 30, 2024	150,136	$15	$492,459	$(295,399)	$(1,512)	$(11)	$195,552

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2023	141,392	$14	$445,870	$(180,796)	$(603)	$—	$264,485
Exercise of stock options	98	—	78	—	—	—	78
Stock based compensation	—	—	10,093	—	—	—	10,093
Vesting of RSUs, net of shares withheld for payroll taxes	1,213	—	(758)	—	—	—	(758)
Net loss	—	—	—	(26,162)	—	—	(26,162)
Actuarial loss on pension	—	—	—	—	(218)	—	(218)
Foreign currency translation gain	—	—	—	—	45	—	45
Balance at June 30, 2023	142,703	$14	$455,283	$(206,958)	$(776)	$—	$247,563

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	146,577	$15	$473,271	$(248,072)	$(1,421)	$—	$223,793
Stock based compensation	—	—	19,188	—	—	—	19,188
Vesting of RSUs, net of shares withheld for payroll taxes	3,559	—	—	—	—	—	—
Net loss	—	—	—	(47,327)	—	(11)	(47,338)
Actuarial loss on pension	—	—	—	—	(228)	—	(228)
Foreign currency translation gain	—	—	—	—	137	—	137
Balance at June 30, 2024	150,136	$15	$492,459	$(295,399)	$(1,512)	$(11)	$195,552

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	138,530	$14	$435,852	$(147,265)	$(888)	$—	$287,713
Adoption of ASU 2016-13	—	—	—	(2,364)	—	—	(2,364)
Exercise of stock options	141	—	113	—	—	—	113
Stock based compensation	—	—	23,809	—	—	—	23,809
Vesting of RSUs, net of shares withheld for payroll taxes	4,032	—	(4,491)	—	—	—	(4,491)
Net loss	—	—	—	(57,329)	—	—	(57,329)
Actuarial loss on pension	—	—	—	—	(54)	—	(54)
Foreign currency translation gain	—	—	—	—	166	—	166
Balance at June 30, 2023	142,703	$14	$455,283	$(206,958)	$(776)	$—	$247,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(47,338)	$(57,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	574	435
Non-cash interest income	(760)	(681)
Stock based compensation	19,188	23,809
Asset impairment and loss on sale of assets	565	—
Provision for credit losses	353	240
Foreign exchange losses	107	258
Change in operating assets	75,161	(50,857)
Change in operating liabilities	(59,696)	(7,699)
Net cash used in operating activities	(11,846)	(91,824)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	219	—
Purchase of property and equipment	(21,051)	(18,817)
Purchase of equity securities	—	(6,000)
Net cash used in investing activities	(20,832)	(24,817)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	—	113
Proceeds from insurance premium financings	1,670	—
Repayment of insurance premium financings	(819)	—
Payment of taxes related to net settlement of equity awards	(297)	(4,562)
Payment of finance lease obligations	(194)	(21)
Net cash provided by (used in) financing activities	360	(4,470)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(286)	(34)
Net decrease in cash, cash equivalents, and restricted cash	(32,604)	(121,145)
Cash, cash equivalents, and restricted cash – beginning of the period	145,555	286,182
Cash, cash equivalents, and restricted cash – end of the period	112,951	165,037
Less: restricted cash at end of period	6,116	57,988
Cash and cash equivalents - end of period	$106,835	$107,049

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$51	$46
Cash paid for interest	46	1
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Actuarial loss on pension	(228)	(54)
Property and equipment financed through accounts payable and accrued expenses	2,569	6,108
Assets acquired on finance lease	120	—
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
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of June 30, 2024, results of operations, comprehensive loss, and stockholders’ equity activities for the three and six months ended June 30, 2024 and 2023, and the Company’s cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any interim period or for any other future year.
Principles of Consolidation
These unaudited interim condensed consolidated financial statements include Energy Vault Holdings, Inc., its wholly owned subsidiaries, and a majority owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
Non-controlling interest
In May 2024, the Company’s consolidated subsidiary, Cetus Energy, Inc. (“Cetus”), issued a share-based payment award to an employee of Cetus, representing a non-controlling interest. A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes non-controlling interest as a component of stockholders’ equity on the Company’s condensed consolidated balance sheets.
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
Use of Estimates
The preparation of the condensed consolidated financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
statements and accompanying notes. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. Significant estimates made by management include, among others, revenue recognition, warranty accruals, and stock-based compensation. Due to the inherent uncertainty involved in making assumptions and estimates, changes in circumstances could result in actual results differing from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.
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
As of June 30, 2024, three customers accounted for 43%, 34%, and 23% of accounts receivable. As of December 31, 2023, one customer accounted for 92% of accounts receivable.
As of June 30, 2024 and December 31, 2023, one customer accounted for 100% of the customer financing receivable.
Revenue from three customers accounted for 46%, 30%, and 14% of total revenue for the three months ended June 30, 2024 and revenue from two customers accounted for 69% and 19% of total revenue for the six months ended June 30, 2024. Revenue from one customer accounted for 90% of total revenue for the three months ended June 30, 2023 and revenue from two customers accounted for 80% and 14% of total revenue for the six months ended June 30, 2023.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 13, 2024. There have not been any significant changes to these policies during the six months ended June 30, 2024.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sale of energy storage products (1)	$2,958	$39,531	$10,683	$50,804
Maintenance services	545	—	545	—
Software licensing	152	—	186	—
Intellectual property licensing	115	—	115	—
Other	—	149	—	298
Total revenue	$3,770	$39,680	$11,529	$51,102
__________________
(1) Includes revenue from the build and transfer of energy storage systems and from the sale of spare parts for energy storage systems. Revenue from the sale of spare parts was included within “Other” in prior periods. $0.3 million in revenue from the sale of spare parts reported within the “Other” line for the three months ended March 31, 2024 has been included within “Sale of energy storage products” for the six months ended June 30, 2024.
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of June 30, 2024, the amount of the Company’s remaining performance obligations was $46.5 million. The Company generally expects to recognize approximately 90% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from June 30, 2024.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	June 30, 2024	December 31, 2023
Refundable contribution	$25,000	$25,000
Unbilled receivables	9,690	55,241
Retainage	—	5,745
Less allowance for credit losses	(1,393)	(1,113)
Contract assets, net of allowance for credit losses	$33,297	$84,873

Contract liabilities, current portion	$9,880	$4,923
Contract liabilities, long-term portion	—	1,500
Total contract liabilities	$9,880	$6,423
Contract assets consist of a refundable contribution, unbilled receivables, and retainage.
Refundable contribution represents the contribution the Company made to a customer to be used during the construction of its first gravity energy storage system (“GESS”). The refundable contribution was to be refunded to the Company upon the customer’s first GESS obtaining substantial completion, subject to adjustment for potential liquidated damages if certain performance metrics were not met. During the second quarter of 2024, the Company signed a contract amendment with the

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
customer removing the substantial completion condition for repayment. The Company expects to collect the $25.0 million refundable contribution in the second half of 2024.
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
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three and six months ended June 30, 2024, the Company recognized revenue of $0.5 million and $1.0 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2023, primarily as a result of the advancement of physical progress on the related projects during the period. For the three and six months ended June 30, 2023, the Company recognized revenue of $6.3 million and $17.6 million respectively, related to amounts that were included in deferred revenue as of December 31, 2022, primarily as a result of the advancement of physical progress on the related projects during the period.
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the six months ended June 30, 2024 and 2023 (amounts in thousands):

	Six Months Ended June 30, 2024
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$69	$1,113	$1,332	$2,514
Provision (benefit) for credit losses	(53)	536	(130)	353
Write-offs	—	(256)	—	(256)
Allowance for credit losses, end of period	$16	$1,393	$1,202	$2,611

	Six Months Ended June 30, 2023
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—
Addition due to adoption of ASU 2016-13	81	1,063	1,220	2,364
Provision (benefit) for credit losses	(69)	255	54	240
Allowance for credit losses, end of period	$12	$1,318	$1,274	$2,604
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
The Company evaluates its customer financing receivable on a periodic basis by monitoring the credit quality and financial condition of the guarantor for the customer. The amortized cost basis for the Company’s customer financing receivable was $9.6 million and $10.7 million as of June 30, 2024 and December 31, 2023, respectively.

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
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows as of June 30, 2024 and December 31, 2023, respectively (amounts in thousands):

	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative asset — conversion option (1)	$—	$—	$1,025	$1,025
Warrant liability (2)	—	—	(2)	(2)
__________________
(1) Refer to Note 7 - Investments for further information. The Company determined the fair value of the derivative instrument as the difference between the expected settlement value upon conversion of the convertible note, and the principal amount of the convertible note.
(2) The warrants are not publicly traded and the Company uses a Black-Scholes model to determine the fair value of the warrants.
NOTE 6. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for a gravity-based system from a customer that was owned by one of its primary shareholders. The deposit and order were received before the owner of the customer became one of the Company’s primary shareholders and the deposit was recognized in the line item, contract liabilities, long-term portion, in the condensed consolidated balance sheet as of December 31, 2023. During the six months ended June 30, 2024, the Company concluded it was no longer obligated to provide a gravity-based system to the customer and that the deposit was nonrefundable. As a result, the Company derecognized the $1.5 million liability and recognized it as a gain within the line item, other income (expense), net, in the condensed consolidated statements of operations during the six months ended June 30, 2024.
During the three and six months ended June 30, 2024, the Company paid $0.3 million and $0.6 million, respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company. During the three and six months ended June 30, 2023, the Company paid $0.4 million and $0.8 million, respectively.
In May 2023, the Company signed a technology license option agreement with a company affiliated with a member of Energy Vault’s Board of Directors (“Board”). The agreement permitted the customer to exercise options to enter into licensing agreements in certain territories to use the Company’s gravity storage technology in exchange for a fee of $0.5 million. The customer exercised its option for one territory on June 30, 2023 and paid a licensing fee of $0.5 million. The customer’s options to exercise additional territories expired on June 30, 2024. Immediately prior to the expiration of the option agreement, the Company had $0.3 million in deferred revenue related to the agreement. The Company agreed to refund the customer $0.3 million of the option fee upon expiration of the option agreement in exchange for software that supports gravity storage efforts. As of June 30, 2024, the Company did not have any deferred revenue related to the option agreement. Additionally, the Company will terminate the license agreement for the territory that was exercised by the customer effective June 30, 2024, and the Company does not expect to collect any additional licensing fees from this customer.

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s condensed consolidated balance sheets (amounts in thousands):

	June 30, 2024	December 31, 2023
Investment in equity securities	$15,000	$15,000
Convertible note receivable	2,443	2,295
	$17,443	$17,295
Investment in Equity Securities
In November 2022, the Company purchased $9.0 million of equity securities in KORE Power, Inc. (“KORE”), a U.S. manufacturer of battery cells and modules. In February 2023, the Company purchased an additional $6.0 million of equity securities, increasing the Company’s total investment in KORE to $15.0 million.
These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. As of June 30, 2024 and December 31, 2023, the carrying value of these equity securities was equal to its cost basis.
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
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative, which requires bifurcation and separate accounting at its estimated fair value under ASC 815 – Derivative and Hedging. The embedded derivative upon the purchase of the DG Fuels Tranche 1 Note was an asset of $0.4 million and the embedded derivative upon the purchase of the DG Fuels Tranche 2 note was an asset of $0.7 million. The estimated fair value of the derivative instruments was recognized as a derivative asset on the condensed consolidated balance sheets, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income from the DG Fuels Note of $0.2 million and $0.3 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively. Interest income related to the amortization of the debt discount was $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively, and $50 thousand and $0.1 million for the three and six months ended June 30, 2023, respectively.
The derivative financial instrument is recorded in other assets in the condensed consolidated balance sheets. At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss. For the three and six months ended June 30, 2024 and 2023, there was no change in the fair value of the embedded derivative.

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning of period	$1,025	$1,025	$1,025	$1,025
Change in fair value	—	—	—	—
End of period	$1,025	$1,025	$1,025	$1,025
NOTE 8. PROPERTY AND EQUIPMENT, NET
As of June 30, 2024 and December 31, 2023, property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2024	December 31, 2023
Land	$302	$226
Buildings	774	774
Machinery and equipment	11,713	9,330
Finance lease right-of-use assets – vehicles	186	187
Furniture and IT equipment	1,332	1,474
Leasehold improvements	700	702
Construction in progress	50,747	20,095
Total property and equipment	65,754	32,788
Less: accumulated depreciation and amortization	(3,112)	(1,745)
Property and equipment, net	$62,642	$31,043
For the three and six months ended June 30, 2024, depreciation and amortization related to property and equipment was $0.4 million and $0.6 million, respectively, and for the three and six months ended June 30, 2023, depreciation and amortization related to property and equipment was $0.2 million and $0.4 million, respectively.
For the three and six months ended June 30, 2024, asset impairment and loss on sale of assets totaled $0.6 million, comprised of $0.5 million in asset impairments and $0.1 million in loss on sale of assets. Asset impairment relates to the write-off of leasehold improvements in the Company’s Westlake Village office due to the Company relocating its corporate office. The loss on sale of assets relates to the sale of a cement plant at the Company’s R&D site in Switzerland. The Company did not recognize any impairments or loss on sale of assets during the three and six months ended June 30, 2023.
The increases in machinery and equipment and construction in progress primarily relate to a commercial demonstration unit being constructed in Snyder, Texas (“Snyder CDU”), a battery energy storage system (“BESS”) being constructed in Snyder Texas (“Snyder BESS”), and a hybrid energy storage system being constructed in Calistoga, California.
In December 2023, the Company paid $6.3 million to acquire the land that the Snyder CDU will be located on and other related assets. At the time of the purchase, the Company intended to resell the land that would not be used for the Snyder CDU and all of the other related assets. As such, the Company recorded $6.1 million of the purchase price as assets held for sale in the condensed consolidated balance sheet as of December 31, 2023. In the second quarter of 2024, the Company decided it would keep the assets that were initially classified as held for sale and instead develop a 56.9 MW/113.8 MWh BESS on the site in Snyder, Texas. As such, the Company reclassified the property and equipment from assets held for sale to construction in progress during the three months ended June 30, 2024.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9. INTANGIBLE ASSETS, NET
Intangible assets are stated at amortized cost and consist of the following (amounts in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software to be sold	$3,346	$(165)	$3,181	$1,786	$—	$1,786
Once a software application is available for general release and is placed in service, the Company amortizes the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life for our external-use software development costs is five years. Amortization expense for the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively. There was no amortization expense for the three and six months ended June 30, 2023.
Future amortization expense for intangible assets is estimated as follows (amounts in thousands):

Amount
Remainder of 2024	$166
2025	329
2026	329
2027	329
2028	329
Subtotal	1,482
Software projects in process	1,699
Total	$3,181
NOTE 10. DEBT
In July 2023, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $1.1 million through nine equal monthly payments, at an annual interest rate of 7.0%, commencing on July 15, 2023. This financing was fully repaid during the first quarter of 2024.
In September 2023, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $0.2 million through four equal monthly payments, at an annual interest rate of 7.0%, commencing on September 15, 2023. This financing was fully repaid during the first quarter of 2024.
In April 2024, the Company entered into two financing agreements related to premiums under certain insurance policies. For the first financing, the Company is obligated to repay the lender an aggregate sum of $1.4 million through ten equal monthly payments commencing on April 10, 2024. For the second financing, the Company is obligated to repay the lender an aggregate sum of $0.4 million through nine equal monthly payments commencing on May 10, 2024. Both financings have an annual interest rate of 7.4%.
As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s insurance premium financings was $1.2 million and $0.4 million, respectively, and is included in the line item, accrued expenses, in the condensed consolidated balance sheets.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	June 30, 2024	December 31, 2023
Prepaid and other current assets:
Prepaid expenses	$3,837	$3,131
Tax refund receivable	1,252	1,359
Other	245	30
Total	$5,334	$4,520

Other assets:
Derivative asset — conversion option	$1,025	$1,025
Other	1,092	1,624
Total	$2,117	$2,649

Accrued expenses:
Professional fees	$5,943	$4,522
Accrued purchases	3,382	71,932
Employee costs	4,364	5,985
Taxes payable	684	733
Accrued project loss	—	591
Insurance premium financings	1,229	358
Warranty accrual	2,123	894
Other	22	27
Total	$17,747	$85,042

Lease liabilities, current portion:
Operating leases	$249	$697
Finance leases	37	27
Total	$286	$724

Other long-term liabilities:
Operating leases	$955	$1,044
Asset retirement obligation	228	52
Warranty accrual	661	924
Finance leases	102	93
Warrant liability	2	2
Total	$1,948	$2,115

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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Option Activity
Stock option activity for the six months ended June 30, 2024 was as follows (amounts in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,807	$1.71	6.37	$3,605
Stock options granted	800	1.17	—	—
Stock options exercised	—	—	—	—
Stock options forfeited, canceled, or expired	(30)	0.80	—	—
Balance as of June 30, 2024	6,577	1.65	6.41	209

Options exercisable as of June 30, 2024	2,343	1.53	5.99	204
Options vested and expected to vest as of June 30, 2024	6,577	1.65	6.41	209
As of June 30, 2024, total unrecognized stock-based compensation expense related to unvested awards that are expected to vest was $5.2 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.08 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of June 30, 2024.
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The following table summarizes the assumptions used for estimating the fair value of stock options granted during the six months ended June 30, 2024.

Expected term (in years)	6.25
Expected volatility	95.0%
Risk-free interest rate	4.40%
Expected dividend yield	—
The expected term is the period of time that granted options are expected to be outstanding. The Company uses SEC Staff Accounting Bulletin No. 107 simplified method for “plain vanilla” options with the following characteristics: (i) the share options are granted at market price on the grant date; (ii) exercisability is conditional on performing service through the vesting date; (iii) if an employee terminates service prior to vesting, the employee would forfeit the share options, (iv) if an employee terminates service after vesting, the employee would have 90 days to exercise the share options; and (v) the share options are nontransferable and non-hedgeable. The volatility assumption is based on the historical volatility of the Company and peer companies’ common stock. The risk-free interest rate is based on U.S. treasury rates with an equivalent remaining expected term.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units
RSU activity for the six months ended June 30, 2024 was as follows (amounts in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2023	19,029	$4.55
RSUs granted	9,127	1.60
RSUs forfeited	(1,090)	3.65
RSUs vested	(3,744)	4.75
Nonvested balance as of June 30, 2024	23,322	$3.41
As of June 30, 2024, unrecognized stock-based compensation expense related to these RSUs was $64.5 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.89 years.
The Company issues market-based RSUs that vest upon the Company’s stock reaching certain price targets. For these RSUs, the Company determines fair value by using a Monte Carlo simulation, which involves random iterations that take different future price paths over the RSU’s contractual life based on appropriate probability distributions (which are based on commonly applied Black-Scholes inputs). The fair value of each market-based RSU is determined by taking the average grant date fair value under each Monte Carlo simulation trial. Compensation expense is recognized on a straight-line basis over the derived service period and there is no ongoing adjustment or reversal based on actual achievement during the vesting period. The following table summarizes the assumptions used for estimating the fair value of market-based RSUs granted during the six months ended June 30, 2024.

Expected term (in years)	4.00
Expected volatility	90.0%
Risk-free interest rate	4.49%
Expected dividend yield	—
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$1,782	$1,727	$3,497	$3,676
Research and development	2,059	2,785	4,286	5,934
General and administrative	5,663	5,581	11,405	14,199
Total stock-based compensation expense	$9,504	$10,093	$19,188	$23,809

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 13. REORGANIZATION EXPENSES
In June 2024, the Company implemented a series of cost savings measures. During the three months ended June 30, 2024, the Company recognized reorganization costs of $1.7 million, consisting of personnel reduction costs, related to these cost saving measures. The Company does not expect to incur additional charges related to these cost reduction measures.
Total reorganization expenses for the three and six months ended June 30, 2024 and 2023 is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and marketing	$288	$—	$288	$—
Research and development	503	—	503	—
General and administrative	918	—	918	—
Total reorganization expenses	$1,709	$—	$1,709	$—
A reconciliation of the beginning and ending liability balances for reorganization expenses included in the line item, accrued expenses, on the condensed consolidated balance sheets is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning of period	$—	$—	$—	$—
Costs charged to expense	1,709	—	1,709	—
Costs paid or settled	—	—	—	—
End of period	$1,709	$—	$1,709	$—
NOTE 14. INCOME TAXES
The Company did not recognize any tax provision for the three and six months ended June 30, 2024 and recognized a tax provision of $4 thousand for the three and six months ended June 30, 2023. The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets.
NOTE 15. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to Energy Vault Holdings, Inc.	$(26,188)	$(26,162)	$(47,327)	$(57,329)
Weighted-average shares outstanding – basic and diluted	149,143	142,756	148,081	141,129
Net loss per share – basic and diluted attributable to Energy Vault Holdings, Inc.	$(0.18)	$(0.18)	$(0.32)	$(0.41)

There were no common share equivalents that were dilutive for the three and six months ended June 30, 2024 and 2023. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three and Six Months Ended June 30,
	2024	2023
Private warrants	5,167	5,167
Stock options	6,577	6,120
RSUs	23,322	23,800
Total	35,066	35,087
In connection with the reverse recapitalization in 2022, eligible Energy Vault stockholders immediately prior to the closing of the transaction obtained a contingent right to receive 9.0 million shares of the Company’s common stock (“Earn-Out Shares”) upon the Company’s common stock quoted on the NYSE equaling or exceeding certain specified prices for any 20 trading days within a 30 consecutive day trading period (“Earn-Out Triggering Event”). 9.0 million of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of June 30, 2024, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of June 30, 2024 consisted primarily of obligations under operating leases, finance leases, deferred pensions, warranty obligations, and issued purchase orders. Our non-cancelable purchase obligations as of June 30, 2024 totaled approximately $5.0 million.
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
As of June 30, 2024 and 2023, the Company accrued the below estimated warranty liabilities, respectively (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warranty balance, beginning of period	$2,005	$—	$1,817	$—
Accruals for warranties issued	—	—	—	—
Change in estimates	1,288	—	1,532	—
Settlements	(509)	—	(565)	—
Warranty balance, end of period	$2,784	$—	$2,784	$—
The key inputs and assumptions used in calculating the estimated warranty liability are reviewed by management each reporting period. The Company may make additional adjustments to the estimated warranty liability based on a comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

factors. If actual failure rates or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in the estimated warranty liability, which may be material.
Letters of Credit:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit for its customers, insurance carriers, and surety bond providers for project performance, and for its vendors for payment guarantees. Such letters of credit are generally issued by a bank or a similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. As of June 30, 2024, there was $10.7 million of letters of credit issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit. The Company’s restricted cash balance of $6.1 million as of June 30, 2024 primarily consists of cash held by banks as collateral for the Company’s letters of credit.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2024, there were $43.2 million outstanding performance and payment bonds.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of June 30, 2024, there were $13.8 million of outstanding other bonds.

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
Recent Developments
In June 2024, the Company executed an engineer, procure, and construct contract with a customer to build a 200 MW/400 MWh BESS in Australia. Additionally, the Company signed a maintenance agreement with this customer to provide maintenance services on the BESS after construction is completed.
In June 2024, the Company implemented a series of cost savings measures, expected to result in realized cost savings of $3.0 to $4.0 million in the second half of 2024, and $6.0 million to $8.0 million annually. During the three months ended June 30, 2024, the Company recognized reorganization costs of $1.7 million, consisting of personnel reduction costs, related to these cost saving measures.

Key Operating Metrics
The following tables present our key operating metrics for the periods presented (amounts in thousands unless otherwise noted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
New bookings	$182,830	$33,093	$182,830	$33,093
Cancellations	(182,238)	—	(182,238)	—
Net bookings	$592	$33,093	$592	$33,093

New bookings (in MWh)	400	—	400	—
Cancellations (in MWh)	(400)	—	(400)	—
Net bookings (in MWh)	—	—	—	—

	June 30, 2024	December 31, 2023	June 30, 2023
Developed Pipeline (1)	$2,781,000
Developed Pipeline (in GWh) (1)	9,655
Backlog (2)	$263,966	$275,376	$374,589
Backlog (in MWh) (2)	693	713	313
__________________
(1) Developed pipeline is a new key operating metric that the Company began tracking during the second quarter of 2024, therefore prior period comparable figures have not been included.
(2) The Company changed its definition of backlog during the second quarter of 2024, therefore the Company has presented the comparable amounts as of December 31, 2023 and June 30, 2023 per the new definition.
Bookings
Bookings represent the total aggregate contract value and total MWhs to be delivered from customer contracts signed during the period, net of the total aggregate value and total MWhs of contracts that were cancelled during the period. The aggregate contract value excludes any potential future variable payments or intellectual property (“IP”) royalties. Due to the long-term nature of our contracts, bookings are a key metric that allows us to understand and evaluate the growth of our Company and our estimated future revenue related to our customer contracts.
Developed Pipeline
Developed pipeline represents uncontracted, potential revenue, from projects in which potential prospective customers have either awarded a project to the Company, or have put the Company on a shortlist to be awarded a project. Developed pipeline is an internal management metric that we construct using information from our global sales team and is monitored by management to understand the potential anticipated growth of our Company and to estimate potential future revenue. Developed pipeline is influenced by the prevailing foreign exchange rates and equipment prices and may vary from period to period if these inputs change.
Developed pipeline may not generate margins equal to our historical operating results. We have only recently begun to track our developed pipeline on a consistent basis as a performance measure, and as a result, we do not have significant experience in determining the level of realization that we may achieve on these potential contracts. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control.
Backlog
Backlog represents contracted but unrecognized revenue from projects and services yet to be completed, unrecognized revenue or other income from IP licensing agreements, and unrecognized revenue from tolling arrangements. Backlog excludes any potential future variable payments or IP royalties. Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Effective in the second quarter of 2024, we updated our methodology for computing backlog. Under our previous methodology, our backlog was equivalent to our remaining performance obligations under GAAP. We believe our new methodology for computing backlog allows us to better evaluate the growth of our Company and estimate future revenue.

We cannot guarantee that our backlog will result in actual revenue in the originally anticipated period, or at all. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. If our backlog fails to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity.
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
Asset Impairment and Loss on Sale of Assets
Asset impairment and loss on sale of assets consists of losses associated with the write-down or sale of property and equipment.
Interest Income
Interest income consists of interest income from our money market funds, interest-bearing savings accounts, customer financing receivable, and convertible note receivable.
Results of operations
Consolidated Comparison of Three and Six Months Ended June 30, 2024 to June 30, 2023
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Revenue	$3,770	$39,680	$(35,910)	$11,529	$51,102	$(39,573)
Cost of revenue	2,721	35,733	(33,012)	8,412	44,736	(36,324)
Gross profit	1,049	3,947	(2,898)	3,117	6,366	(3,249)
Operating Expenses:
Sales and marketing	4,861	4,852	9	9,031	9,426	(395)
Research and development	6,951	10,218	(3,267)	13,917	21,396	(7,479)
General and administrative	16,278	17,012	(734)	31,542	36,412	(4,870)
Depreciation and amortization	279	226	53	574	435	139
Asset impairment and loss on sale of assets	565	—	565	565	—	565
Loss from operations	(27,885)	(28,361)	476	(52,512)	(61,303)	8,791
Other income (expense):
Interest expense	(38)	—	(38)	(46)	(1)	(45)
Interest income	1,746	2,295	(549)	3,572	4,230	(658)
Other income (expense), net	(22)	(92)	70	1,648	(251)	1,899
Loss before income taxes	$(26,199)	$(26,158)	$(41)	$(47,338)	$(57,325)	$9,987

Revenue
The Company recognized revenue for the product and service categories as follows for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sale of energy storage products (1)	$2,958	$39,531	$10,683	$50,804
Maintenance services	545	—	545	—
Software licensing	152	—	186	—
Intellectual property licensing	115	—	115	—
Other	—	149	—	298
Total revenue	$3,770	$39,680	$11,529	$51,102
__________________
(1) Includes revenue from the build and transfer of energy storage systems and from the sale of spare parts for energy storage systems. Revenue from the sale of spare parts was included within “Other” in prior periods. $0.3 million in revenue from the sale of spare parts reported within the “Other” line for the three months ended March 31, 2024 has been included within “Sale of energy storage products” for the six months ended June 30, 2024.
Revenue for the three months ended June 30, 2024 decreased by $35.9 million to $3.8 million compared to $39.7 million for the three months ended June 30, 2023 and revenue for the six months ended June 30, 2024 decreased by $39.6 million to $11.5 million compared to $51.1 million for the six months ended June 30, 2023.
The decrease in revenue for the three and six months ended June 30, 2024 was primarily attributable to a decrease in revenue from the sale of energy storage products due to a reduction in revenue from the build and transfer of BESS projects. Partially offsetting the decrease in revenue from the sale of energy storage products was revenue from maintenance services of $0.5 million, revenue from software licensing of $0.2 million, and revenue from intellectual property licensing of $0.1 million. The revenue from providing maintenance services and software licensing are new revenue streams for the Company in 2024 and are from two of the customers that purchased BESSs. The Company began providing these services to the customers upon substantial completion of their BESSs.
Revenue from three customers accounted for 46%, 30%, and 14% of total revenue for the three months ended June 30, 2024 and revenue from two customers accounted for 69% and 19% of total revenue for the six months ended June 30, 2024. Revenue from one customer accounted for 90% of total revenue for the three months ended June 30, 2023 and revenue from two customers accounted for 80% and 14% of total revenue for the six months ended June 30, 2023.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2024 decreased by $33.0 million to $2.7 million compared to $35.7 million for the three months ended June 30, 2023 and cost of revenue for the six months ended June 30, 2024 decreased by $36.3 million to $8.4 million compared to $44.7 million for the six months ended June 30, 2023.
Cost of revenue decreased due to the Company’s BESS projects in progress during the three and six months ended June 30, 2024 being in their final stages, compared to the projects being in earlier stages during the three and six months ended June 30, 2023.
Gross Profit and Gross Profit Margin
For the three and six months ended June 30, 2024, gross profit was $1.0 million and $3.1 million, respectively and gross profit margin was 27.8% and 27.0%, respectively. For the three and six months ended June 30, 2023, gross profit was $3.9 million and $6.4 million, respectively, and gross profit margin was 9.9% and 12.5%, respectively.
Gross profit and gross profit margin for the three and six months ended June 30, 2024 and 2023 were primarily attributable to the advancement of physical progress on the Company’s BESS projects. The decrease in gross profit for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was due to a decrease in revenue due to the Company’s BESS projects being their final stages in 2024. The increase in gross profit margin for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily due to higher margin construction services that were provided in 2024 for the Company’s BESS projects, compared to the transfer of lower margin equipment for the BESS projects in 2023.
S&M
S&M expenses was $4.9 million for both the three months ended June 30, 2024 and 2023.

S&M expenses decreased by $0.4 million to $9.0 million for the six months ended June 30, 2024, compared to $9.4 million for the six months ended June 30, 2023. The decrease was attributable to a decrease in personnel-related expenses of $0.4 million, primarily due to a reduction in headcount.
R&D
R&D expenses decreased by $3.3 million to $7.0 million for the three months ended June 30, 2024, compared to $10.2 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $2.2 million decrease in personnel-related expenses, a $0.8 million decrease in software expenses, a $0.2 million decrease in engineering costs, and a $0.2 million decrease in consulting costs. The cost decreases were primarily attributable to a focus on cost controls and a reduction in headcount.
R&D expenses decreased by $7.5 million to $13.9 million for the six months ended June 30, 2024, compared to $21.4 million for the six months ended June 30, 2023. The decrease was primarily attributable to a $3.7 million decrease in personnel-related expenses, a $2.6 million decrease in engineering costs, a $1.0 million decrease in software expenses, and a $0.2 million decrease in consulting costs. The cost decreases were primarily attributable to a focus on cost controls and a reduction in headcount.
G&A
G&A expenses decreased by $0.7 million to $16.3 million for the three months ended June 30, 2024 compared to $17.0 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $0.4 million decrease in software expenses, a $0.3 million decrease in legal costs, and a $0.2 million decrease in personnel-related expenses. The cost decreases were primarily attributable to a focus on cost controls and a reduction in headcount.
G&A expenses decreased by $4.9 million to $31.5 million for the six months ended June 30, 2024 compared to $36.4 million for the six months ended June 30, 2023. The decrease was primarily attributable to a $4.2 million decrease in personnel-related expenses and a $0.6 million decrease in software expenses. The cost decreases were primarily attributable to a focus on cost controls and a reduction in headcount.
Depreciation and Amortization
Depreciation and amortization expense increased by $0.1 million to $0.3 million for the three months ended June 30, 2024, compared to $0.2 million for the three months ended June 30, 2023. The increase is primarily due to $0.1 million in amortization costs related to the Company’s capitalized software. Certain capitalized software products were placed into service effective January 1, 2024, resulting in $0.1 million in amortization expense during the three months ended June 30, 2024. There was no comparable expense for the three months ended June 30, 2023.
Depreciation and amortization expense increased by $0.1 million to $0.6 million for the six months ended June 30, 2024, compared to $0.4 million for the six months ended June 30, 2023. The increase is primarily due to $0.2 million in amortization costs related to the Company’s capitalized software. Certain capitalized software products were placed into service effective January 1, 2024, resulting in $0.2 million in amortization expense during the six months ended June 30, 2024. There was no comparable expense for the six months ended June 30, 2023.
Asset Impairment and Loss on Sale of Assets
For the three and six months ended June 30, 2024, asset impairment and loss on sale of assets totaled $0.6 million, comprised of $0.5 million in asset impairments and $0.1 million in loss on sale of assets. Asset impairment relates to the write-off of leasehold improvements in the Company’s Westlake Village office due to the Company relocating its corporate office. The loss on sale of assets relates to the sale of a cement plant at the Company’s R&D site in Switzerland. The Company did not recognize any impairments or loss on sale of assets during the three and six months ended June 30, 2023.
Interest Income
Interest income decreased by $0.5 million to $1.7 million for the three months ended June 30, 2024 compared to $2.3 million for the three months ended June 30, 2023 and interest income decreased by $0.7 million to $3.6 million compared to $4.2 million for the six months ended June 30, 2024. The decrease in interest income is primarily due to a decrease in interest income from our money market funds.
Other Income (Expense), Net
Other expense, net decreased by $0.1 million to $22 thousand for the three months ended June 30, 2024 compared to $0.1 million for the three months ended June 30, 2023.
Other income (expense), net improved by $1.9 million to other income, net of $1.6 million for the six months ended June 30, 2024 compared to other expense, net of $0.3 million for the six months ended June 30, 2023. The change in other income (expense), net is primarily due to a $1.5 million gain resulting from the derecognition of a contract liability with a related party during the six months ended June 30, 2024. In 2019, the Company received a $1.5 million deposit for a gravity-based system from a customer that was owned by one of its primary shareholders. During the six months ended June 30, 2024, the Company concluded it was no longer obligated to provide a gravity-based system to the customer and that the deposit was nonrefundable. As a result, the Company derecognized the $1.5 million liability and recognized it as a gain during the six months ended June 30, 2024. There was no such comparable gain during the six months ended June 30, 2023.
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
The following table summarizes our cash, cash equivalents, and restricted cash balances as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$106,835	$109,923
Restricted cash	6,116	35,632
Total cash, cash equivalents, and restricted cash	$112,951	$145,555
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

Anticipated cash inflows from licensing agreements with extended payment terms as of June 30, 2024 were as follows (amounts in thousands):

Amount
Remainder of 2024	$4,000
2025	6,750
2026	5,750
2027	5,750
2028	6,250
Thereafter	19,000
Total	$47,500
Contractual Obligations
Our principal commitments as of June 30, 2024 consisted primarily of obligations under operating leases, finance leases, deferred pensions, warranty obligations, and issued purchase orders. Our non-cancellable purchase obligations as of June 30, 2024 totaled approximately $5.0 million.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(11,846)	$(91,824)
Net cash used in investing activities	(20,832)	(24,817)
Net cash provided by (used in) financing activities	360	(4,470)
Effects of exchange rate changes on cash	(286)	(34)
Net decrease in cash	$(32,604)	$(121,145)
Operating Activities
During the six months ended June 30, 2024 and 2023, used in operating activities totaled $11.8 million and $91.8 million, respectively.
During the six months ended June 30, 2024, operating cash flows were negatively impacted by a net loss of $47.3 million and a decrease in operating liabilities of $59.7 million. The decrease in operating liabilities was primarily attributable to a $62.7 million decrease in accounts payable and accrued expenses, partially offset by a $3.5 million increase in deferred revenue. Operating cash flows were positively impacted by a $75.2 million decrease in operating assets and non-cash charges of $20.0 million. The decrease in operating assets was primarily attributable to a $51.0 million decrease in contract assets and a $23.8 million decrease in accounts receivable. The non-cash charges were primarily composed of $19.2 million in stock-based compensation expense, $0.6 million in depreciation and amortization, $0.6 million in asset impairments and loss on sale of assets, and a $0.4 million provision for credit losses, partially offset by $0.8 million in non-cash interest income.
During the six months ended June 30, 2023, cash used in operating activities of $91.8 million was negatively impacted by a net loss of $57.3 million, an increase in operating assets of $50.9 million, and a decrease in operating liabilities of $7.7 million. The increase in operating assets was primarily due to a $54.9 million increase in advances to suppliers related to equipment purchases for our BESS projects, and a $34.8 million increase in contract assets primarily due to an increase in unbilled receivables. These increases in operating assets were partially offset by a $32.3 million decrease in accounts receivable, a $4.4 million decrease in inventory, and a $2.1 million decrease in prepaid and other current assets. The decrease in operating liabilities was primarily due to a $46.0 million decrease in accounts payable and accrued expenses, partially offset by a $38.9 million increase in deferred revenue. Operating cash flows were positively impacted by non-cash charges of $24.1 million, which was primarily due to $23.8 million in stock-based compensation expense.
Investing Activities
During the six months ended June 30, 2024 and 2023, cash used in investing activities totaled $20.8 million and $24.8 million, respectively.

Cash used in investing activities for the six months ended June 30, 2024 consisted of $21.1 million for the purchase of property and equipment, primarily related to the construction of the Snyder CDU, Snyder BESS, and the hybrid energy storage system being constructed in Calistoga, California, partially offset by $0.2 million in proceeds from the sale of a cement plant at the Company’s R&D site in Switzerland.
Cash used in investing activities for the six months ended June 30, 2023 consisted of $18.8 million for the purchase of property and equipment, primarily related to the construction of the Snyder CDU and the hybrid energy storage system being constructed in Calistoga, California. Additionally, the Company purchased $6.0 million of equity securities in KORE.
Financing Activities
During the six months ended June 30, 2024, cash provided by financing activities totaled $0.4 million, compared to cash used in financing activities of $4.5 million for the six months ended June 30, 2023.
For the six months ended June 30, 2024, cash provided by financing activities was attributable to $1.7 million in proceeds from insurance premium financings, partially offset by $0.8 million in insurance premium financing repayments, $0.3 million in tax payments related to the net settlement of equity awards, and $0.2 million in payments for finance lease obligations.
During the six months ended June 30, 2023, cash used in financing activities was primarily attributable to $4.6 million in tax payments related to the net settlement of equity awards, partially offset by $0.1 million in cash proceeds from the exercise of stock options.
Non-GAAP Financial Measures
To complement our condensed consolidated statements of operations, we use non-GAAP financial measures of adjusted S&M expenses, adjusted R&D expenses, adjusted G&A expenses, adjusted operating expenses, and adjusted EBITDA. Management believes that these non-GAAP financial measures complement our GAAP amounts and such measures are useful to securities analysts and investors to evaluate our ongoing results of operations when considered alongside our GAAP measures. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to other measures of financial performance calculated in accordance with GAAP. These non-GAAP measures and their reconciliation to GAAP financial measures are shown below.
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
S&M expenses (GAAP)	$4,861	$4,852	$9,031	$9,426
Non-GAAP adjustment:
Stock-based compensation expense	1,782	1,727	3,497	3,676
Reorganization expenses	288	—	288	—
Adjusted S&M expenses (non-GAAP)	$2,791	$3,125	$5,246	$5,750
The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
R&D expenses (GAAP)	$6,951	$10,218	$13,917	$21,396
Non-GAAP adjustment:
Stock-based compensation expense	2,059	2,785	4,286	5,934
Reorganization expenses	503	—	503	—
Adjusted R&D expenses (non-GAAP)	$4,389	$7,433	$9,128	$15,462

The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
G&A expenses (GAAP)	$16,278	$17,012	$31,542	$36,412
Non-GAAP adjustment:
Stock-based compensation expense	5,663	5,581	11,405	14,199
Reorganization expenses	918	—	918	—
Adjusted G&A expenses (non-GAAP)	$9,697	$11,431	$19,219	$22,213
The following table provides a reconciliation from GAAP operating expenses to non-GAAP operating expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
S&M expenses (GAAP)	$4,861	$4,852	$9,031	$9,426
R&D expenses (GAAP)	6,951	10,218	13,917	21,396
G&A expenses (GAAP)	16,278	17,012	31,542	36,412
Operating expenses (GAAP)	28,090	32,082	54,490	67,234
Non-GAAP adjustment:
Stock-based compensation expense	9,504	10,093	19,188	23,809
Reorganization expenses	1,709	—	1,709	—
Adjusted operating expenses (non-GAAP)	$16,877	$21,989	$33,593	$43,425
The following table provides a reconciliation from net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(26,188)	$(26,162)	$(47,327)	$(57,329)
Non-GAAP adjustments:
Interest income, net	(1,708)	(2,295)	(3,526)	(4,229)
Provision for income taxes	—	4	—	4
Depreciation and amortization	279	226	574	435
Stock-based compensation expense	9,504	10,093	19,188	23,809
Reorganization expenses	1,709	—	1,709	—
Gain on derecognition of contract liability	—	—	(1,500)	—
Asset impairment and loss on sale of assets	565	—	565	—
Foreign exchange losses	47	88	107	258
Adjusted EBITDA (non-GAAP)	$(15,792)	$(18,046)	$(30,210)	$(37,052)
We present adjusted EBITDA, which is net loss attributable to Energy Vault Holdings, Inc. excluding adjustments that are outlined in the quantitative reconciliation provided above, as a supplemental measure of our performance and because we believe this measure is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. The adjusted EBITDA measure excludes the financial impact of items management does not consider in assessing our ongoing operating performance, and thereby facilitates review of our operating performance on a period-to-period basis.
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
There have not been any changes to our critical accounting policies and estimates as compared to those disclosed under the caption Critical Accounting Policies and Use of Estimates in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2023 Annual Report on Form 10-K filed with the SEC on March 13, 2024.
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
In addition, a portion of our revenue is earned and a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, such as the Euro, the Swiss franc, and the Australian dollar, and are subject to fluctuations due to changes in foreign currency exchange rates. If we increase our exposure to foreign currencies and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, as of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our 2023 Annual Report on Form 10-K filed with the SEC on March 13, 2024. You should carefully consider the risks set forth in Part 1, Item 1A, Risk Factors, of the Company’s 2023 Annual Report, and all other information included in this Quarterly Report before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Government control of currency conversion and expatriation of funds may affect our liquidity.
We have customers and subsidiaries located in jurisdictions that impose or may impose controls on the convertibility of the local currency into foreign currencies and, in certain cases, the remittance of currency out of the jurisdiction. Therefore, we may experience delays, restrictions or limitations in completing the administrative procedures necessary to obtain and remit foreign currency to the Company, which could have a material effect on our liquidity and our business. Shortages in the availability of foreign currency in countries in which we transact, or the impossibility or difficulties in complying with the requirements and approvals of local authorities may delays, restrict or limit the ability of our customer to covert the amount owed to us to U.S. dollars and remit such amount to us, thus materially affecting our liquidity and business.
Our total backlog, bookings and developed pipeline may not be indicative of our future revenue, which could have a material adverse impact on our business, financial condition, and results of operations.
Our backlog represents contracted but unrecognized revenue from projects and services yet to be completed, unrecognized revenue or other income from IP licensing agreements, and unrecognized revenue from tolling arrangements. Backlog excludes any potential future variable payments or IP royalties. As of June 30, 2024, backlog totaled $264.0 million. Our bookings represent the total aggregate contract value (excluding any potential future variable payments or intellectual property royalties) and total MWhs to be delivered from customer contracts signed during the period, net of the total aggregate value and total MWhs of contracts that were cancelled during the period. For the three months ended June 30, 2024 bookings totaled $0.6 million. Our developed pipeline represents uncontracted, potential revenue, from projects in which potential prospective customers have either awarded a project to the Company, or have put the Company on a shortlist to be awarded a project. As of June 30, 2024, developed pipeline totaled $2.8 billion.
There can be no assurance that our backlog, bookings and developed pipeline will result in actual revenue in the future in any particular period, or at all. This is because the actual receipt, timing, and amount of revenue under contracts included under backlog, bookings and developed contracts are subject to various contingencies, many of which are beyond our control. Our failure to realize revenue from contracts included in the total amounts estimated under backlog, bookings and developed pipeline could have a material adverse impact on our business, financial condition and results of operations.
In addition, our contracts with customers are subject to delays and cancellations. Generally, a customer can cancel an order prior to installation, and, notwithstanding the fact that a customer’s termination for convenience may obligate the customer to pay us certain fees, we may be unable to recover some of our costs in connection with design, permitting, installation, and site preparations incurred prior to cancellation. Cancellation rates in our industry could increase in any given period, due to factors outside of our control including an inability to install an energy storage system at the customer’s chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the customer, or other reasons unique to each customer. Our operating expenses are based on anticipated sales levels, and certain of our expenses are fixed. If we are unsuccessful in closing sales after expending significant resources or if we experience delays or cancellations, our business could be materially and adversely affected.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
10.1	Form of Offer Letter, dated as of April 4, 2024, by and between Michael T. Beer and Energy Vault Holdings, Inc.	8-K	001-39982	10.1	April 4, 2024
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Energy Vault Holdings, Inc.

Date: August 6, 2024	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)