Form 10-Q
period 2024-09-30
Energy Vault Holdings, Inc.
filed 2024-11-12
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 152,119,628, shares of common stock, par value $0.0001 per share, outstanding as of November 7, 2024.

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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$51,124	$109,923
Restricted cash	26,560	35,632
Accounts receivable, net of allowance for credit losses of $371 and $69 as of September 30, 2024 and December 31, 2023, respectively	2,309	27,189
Contract assets, net of allowance for credit losses of $2,405 and $1,113 as of September 30, 2024 and December 31, 2023, respectively	26,445	84,873
Inventory	107	415
Customer financing receivable, current portion, net of allowance for credit losses of $258 and $375 as of September 30, 2024 and December 31, 2023, respectively	1,242	2,625
Advances to suppliers	19,021	8,294
Prepaid expenses and other current assets	4,860	4,520
Assets held for sale	—	6,111
Total current assets	131,668	279,582
Property and equipment, net	90,289	31,043
Intangible assets, net	3,824	1,786
Operating lease right-of-use assets	1,249	1,700
Customer financing receivable, long-term portion, net of allowance for credit losses of $1,438 and $957 as of September 30, 2024 and December 31, 2023, respectively	6,918	6,698
Investments	17,528	17,295
Other assets	1,382	2,649
Total Assets	$252,858	$340,753
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$38,789	$21,165
Accrued expenses	20,869	85,042
Contract liabilities, current portion	10,405	4,923
Lease liabilities, current portion	391	724
Total current liabilities	70,454	111,854
Deferred pension obligation	1,937	1,491
Contract liabilities, long-term portion	—	1,500
Other long-term liabilities	1,361	2,115
Total liabilities	73,752	116,960
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 151,542 and 146,577 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	15	15
Additional paid-in capital	502,707	473,271
Accumulated deficit	(321,992)	(248,072)
Accumulated other comprehensive loss	(1,590)	(1,421)
Non-controlling interest	(34)	—
Total stockholders’ equity	179,106	223,793
Total Liabilities and Stockholders’ Equity	$252,858	$340,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,199	$172,205	$12,728	$223,307
Cost of revenue	716	165,057	9,128	209,793
Gross profit	483	7,148	3,600	13,514
Operating expenses:
Sales and marketing	4,347	4,183	13,378	13,609
Research and development	5,704	8,156	19,621	29,552
General and administrative	17,270	15,810	48,812	52,222
Depreciation and amortization	251	235	825	670
Asset impairment and loss on sale of assets	(14)	—	551	—
Total operating expenses	27,558	28,384	83,187	96,053
Loss from operations	(27,075)	(21,236)	(79,587)	(82,539)
Other income (expense):
Interest expense	(43)	(18)	(89)	(19)
Interest income	1,439	1,919	5,011	6,149
Other income (expense), net	(937)	(8)	711	(259)
Loss before income taxes	(26,616)	(19,343)	(73,954)	(76,668)
Provision for income taxes	—	(401)	—	(397)
Net loss	(26,616)	(18,942)	(73,954)	(76,271)
Net loss attributable to non-controlling interest	(23)	—	(34)	—
Net loss attributable to Energy Vault Holdings, Inc.	$(26,593)	$(18,942)	$(73,920)	$(76,271)

Net loss per share attributable to Energy Vault Holdings, Inc. — basic and diluted	$(0.18)	$(0.13)	$(0.50)	$(0.54)
Weighted average shares outstanding — basic and diluted	150,812	143,867	148,998	142,052

Other comprehensive income (loss) — net of tax
Actuarial loss on pension	$(187)	$(130)	$(415)	$(184)
Foreign currency translation gain	109	42	246	208
Total other comprehensive (loss) income attributable to Energy Vault Holdings, Inc.	(78)	(88)	(169)	24
Total comprehensive loss attributable to Energy Vault Holdings, Inc.	$(26,671)	$(19,030)	$(74,089)	$(76,247)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	150,136	$15	$492,459	$(295,399)	$(1,512)	$(11)	$195,552
Stock based compensation	—	—	10,248	—	—	—	10,248
Vesting of restricted stock units (“RSUs”), net of shares withheld for payroll taxes	1,406	—	—	—	—	—	—
Net loss	—	—	—	(26,593)	—	(23)	(26,616)
Actuarial loss on pension	—	—	—	—	(187)	—	(187)
Foreign currency translation gain	—	—	—	—	109	—	109
Balance at September 30, 2024	151,542	$15	$502,707	$(321,992)	$(1,590)	$(34)	$179,106

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2023	142,703	$14	$455,283	$(206,958)	$(776)	$—	$247,563
Exercise of stock options	136	—	110	—	—	—	110
Stock based compensation	—	—	10,714	—	—	—	10,714
Vesting of RSUs, net of shares withheld for payroll taxes	602	—	(1,069)	—	—	—	(1,069)
Net loss	—	—	—	(18,942)	—	—	(18,942)
Actuarial loss on pension	—	—	—	—	(130)	—	(130)
Foreign currency translation gain	—	—	—	—	42	—	42
Balance at September 30, 2023	143,441	$14	$465,038	$(225,900)	$(864)	$—	$238,288

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	146,577	$15	$473,271	$(248,072)	$(1,421)	$—	$223,793
Stock based compensation	—	—	29,436	—	—	—	29,436
Vesting of RSUs, net of shares withheld for payroll taxes	4,965	—	—	—	—	—	—
Net loss	—	—	—	(73,920)	—	(34)	(73,954)
Actuarial loss on pension	—	—	—	—	(415)	—	(415)
Foreign currency translation gain	—	—	—	—	246	—	246
Balance at September 30, 2024	151,542	$15	$502,707	$(321,992)	$(1,590)	$(34)	$179,106

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	138,530	$14	$435,852	$(147,265)	$(888)	$—	$287,713
Adoption of ASU 2016-13	—	—	—	(2,364)	—	—	(2,364)
Exercise of stock options	277	—	223	—	—	—	223
Stock based compensation	—	—	34,523	—	—	—	34,523
Vesting of RSUs, net of shares withheld for payroll taxes	4,634	—	(5,560)	—	—	—	(5,560)
Net loss	—	—	—	(76,271)	—	—	(76,271)
Actuarial loss on pension	—	—	—	—	(184)	—	(184)
Foreign currency translation gain	—	—	—	—	208	—	208
Balance at September 30, 2023	143,441	$14	$465,038	$(225,900)	$(864)	$—	$238,288
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(73,954)	$(76,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	825	670
Non-cash interest income	(1,159)	(1,039)
Stock based compensation	29,436	34,523
Asset impairment and loss on sale of assets	551	—
Change in derivative asset	820	—
Provision for credit losses	2,214	234
Foreign exchange losses	301	308
Change in operating assets	73,013	(2,938)
Change in operating liabilities	(53,087)	(71,537)
Net cash used in operating activities	(21,040)	(116,050)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	221	—
Purchase of property and equipment	(48,306)	(27,182)
Purchase of equity securities	—	(6,000)
Net cash used in investing activities	(48,085)	(33,182)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	—	223
Proceeds from insurance premium financings	2,745	1,250
Repayment of insurance premium financings	(1,567)	(394)
Payment of taxes related to net settlement of equity awards	(408)	(5,703)
Payment of finance lease obligations	(205)	(31)
Net cash provided by (used in) financing activities	565	(4,655)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	689	(73)
Net decrease in cash, cash equivalents, and restricted cash	(67,871)	(153,960)
Cash, cash equivalents, and restricted cash – beginning of the period	145,555	286,182
Cash, cash equivalents, and restricted cash – end of the period	77,684	132,222
Less: restricted cash at end of period	26,560	57,986
Cash and cash equivalents - end of period	$51,124	$74,236

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$51	$46
Cash paid for interest	89	19
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Actuarial loss on pension	(415)	(184)
Property and equipment financed through accounts payable and accrued expenses	7,946	3,595
Assets acquired on finance lease	120	—
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
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of September 30, 2024, results of operations, comprehensive loss, and stockholders’ equity activities for the three and nine months ended September 30, 2024 and 2023, and the Company’s cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any interim period or for any other future year.
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
As of September 30, 2024, two customers accounted for 55% and 43% of accounts receivable. As of December 31, 2023, one customer accounted for 92% of accounts receivable.
As of September 30, 2024 and December 31, 2023, one customer accounted for 100% of the customer financing receivable.
Revenue from two customers accounted for 51% and 35% of total revenue for the three months ended September 30, 2024 and revenue from two customers accounted for 67% and 18% of total revenue for the nine months ended September 30, 2024. Revenue from two customers accounted for 59% and 38% of total revenue for the three months ended September 30, 2023 and revenue from three customers accounted for 47%, 33%, and 20% of total revenue for the nine months ended September 30, 2023.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 13, 2024. There have not been any significant changes to these policies during the nine months ended September 30, 2024.
NOTE 3. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sale of energy storage products (1)	$811	$172,139	$11,494	$222,943
Operation and maintenance services	273	—	818	—
Software licensing	115	—	301	—
Intellectual property licensing	—	—	115	—
Other	—	66	—	364
Total revenue	$1,199	$172,205	$12,728	$223,307
__________________
(1) Includes revenue from the build and transfer of energy storage systems and from the sale of spare parts for energy storage systems. Revenue from the sale of spare parts was included within “Other” in prior periods. $0.3 million in revenue from the sale of spare parts reported within the “Other” line for the three months ended March 31, 2024 has been included within “Sale of energy storage products” for the nine months ended September 30, 2024.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$0.2 million in revenue from the sale of spare parts for the three and nine months ended September 30, 2023 has been reclassified from “Other” to “Sale of energy storage projects.”
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of September 30, 2024, the amount of the Company’s remaining performance obligations was $47.0 million. The Company generally expects to recognize approximately 93% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from September 30, 2024.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	September 30, 2024	December 31, 2023
Refundable contribution	$25,000	$25,000
Unbilled receivables	3,700	55,241
Retainage	150	5,745
Less allowance for credit losses	(2,405)	(1,113)
Contract assets, net of allowance for credit losses	$26,445	$84,873

Contract liabilities, current portion	$10,405	$4,923
Contract liabilities, long-term portion	—	1,500
Total contract liabilities	$10,405	$6,423
Contract assets consist of a refundable contribution, unbilled receivables, and retainage.
Refundable contribution represents the contribution the Company made to a customer to be used during the construction of its first gravity energy storage system (“GESS”). The refundable contribution was to be refunded to the Company upon the customer’s first GESS obtaining substantial completion, subject to adjustment for potential liquidated damages if certain performance metrics were not met. During the second quarter of 2024, the Company signed a contract amendment with the customer removing the substantial completion condition for repayment. The Company expects to collect the $25.0 million refundable contribution in the fourth quarter of 2024.
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
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three and nine months ended September 30, 2024, the Company recognized revenue of $40 thousand and $1.1 million, respectively, related to amounts that were included in deferred revenue as of December 31, 2023. For the three and nine months ended September 30, 2023, the Company recognized revenue of $28.3 million and $45.9 million respectively, related to amounts that were included in deferred revenue as of December 31, 2022.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Nine Months Ended September 30, 2024
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$69	$1,113	$1,332	$2,514
Provision for credit losses	302	1,548	364	2,214
Write-offs	—	(256)	—	(256)
Allowance for credit losses, end of period	$371	$2,405	$1,696	$4,472

	Nine Months Ended September 30, 2023
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Allowance for credit losses, beginning of period	$—	$—	$—	$—
Addition due to adoption of ASU 2016-13	81	1,063	1,220	2,364
Provision (benefit) for credit losses	(22)	174	82	234
Allowance for credit losses, end of period	$59	$1,237	$1,302	$2,598
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
The Company evaluates its customer financing receivable on a periodic basis by monitoring the credit quality and financial condition of the guarantor for the customer. The amortized cost basis for the Company’s customer financing receivable was $9.9 million and $10.7 million as of September 30, 2024 and December 31, 2023, respectively.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s financial assets and liabilities measured at fair value on a recurring basis were as follows as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative asset — conversion option (1)	$—	$—	$205	$205
Warrant liabilities (2)	—	—	(2)	(2)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative asset — conversion option (1)	$—	$—	$1,025	$1,025
Warrant liabilities (2)	—	—	(2)	(2)
__________________
(1) Refer to Note 7 - Investments for further information. The Company determined the fair value of the derivative instrument as the difference between the expected settlement value upon conversion of the convertible note and the principal amount of the convertible note, adjusted for the probability of the Company choosing to exercise its conversion option..
(2) The warrants are not publicly traded and the Company uses a Black-Scholes model to determine the fair value of the warrants.
NOTE 6. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for a gravity-based system from a customer that was owned by one of its primary shareholders. The deposit and order were received before the owner of the customer became one of the Company’s primary shareholders and the deposit was recognized in the line item, contract liabilities, long-term portion, in the condensed consolidated balance sheet as of December 31, 2023. During the nine months ended September 30, 2024, the Company concluded it was no longer obligated to provide a gravity-based system to the customer and that the deposit was nonrefundable. As a result, the Company derecognized the $1.5 million liability and recognized it as a gain within the line item, other income (expense), net, in the condensed consolidated statements of operations during the nine months ended September 30, 2024.
During the three and nine months ended September 30, 2024, the Company paid $0.2 million and $0.8 million, respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company. During the three and nine months ended September 30, 2023, the Company paid $0.4 million and $1.2 million, respectively.
In May 2023, the Company signed a technology license option agreement with a company affiliated with a member of Energy Vault’s Board of Directors (“Board”). The agreement permitted the customer to exercise options to enter into licensing agreements in certain territories to use the Company’s gravity storage technology in exchange for a fee of $0.5 million. The customer exercised its option for one territory on June 30, 2023 and paid a licensing fee of $0.5 million. The customer’s options to exercise additional territories expired on June 30, 2024. Immediately prior to the expiration of the option agreement, the Company had $0.3 million in deferred revenue related to the agreement. The Company agreed to refund the customer $0.3 million of the option fee upon expiration of the option agreement in exchange for software that supports gravity storage efforts. As of June 30, 2024, the Company did not have any deferred revenue related to the option agreement. The Company terminated the license agreement for the territory that was exercised by the customer effective June 30, 2024, and the Company will not collect any additional licensing fees from this customer.

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 7. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s condensed consolidated balance sheets (amounts in thousands):

	September 30, 2024	December 31, 2023
Investment in equity securities	$15,000	$15,000
Convertible note receivable	2,528	2,295
	$17,528	$17,295
Investment in Equity Securities
In November 2022, the Company purchased $9.0 million of equity securities in KORE Power, Inc. (“KORE”), a U.S. manufacturer of battery cells and modules. In February 2023, the Company purchased an additional $6.0 million of equity securities, increasing the Company’s total investment in KORE to $15.0 million.
These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. As of September 30, 2024 and December 31, 2023, the carrying value of these equity securities was equal to its cost basis.
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
The maturity date of the DG Fuels Note is the earlier of (i) 30 days after a demand for payment is made by the Company at any time after the two year anniversary of the date of issuance of the note; (ii) the four year anniversary of the date of issuance of the note; (iii) five days following a Financial Close (“Financial Close” means a project finance style closing by DG Fuels or its subsidiary of debt and equity capital to finance the construction of that certain biofuel facility currently under development by DG Fuels), or (iv) upon an event of default determined at the discretion of the Company. The DG Fuels Note has an annual interest rate of 10.0%. Per the conversion terms, the Company could convert the principal balance and unpaid accrued interest into equity securities of DG Fuels at a 20% discount.
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative, which requires bifurcation and separate accounting at its estimated fair value under ASC 815 – Derivative and Hedging. The embedded derivative upon the purchase of the DG Fuels Tranche 1 Note was an asset of $0.4 million and the embedded derivative upon the purchase of the DG Fuels Tranche 2 note was an asset of $0.7 million. The estimated fair value of the derivative instruments was recognized as a derivative asset on the condensed consolidated balance sheets, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income from the DG Fuels Note of $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively. Interest income related to the amortization of the debt discount was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.
The derivative financial instrument is recorded in other assets in the condensed consolidated balance sheets. At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other income (expense), net in the consolidated statement of operations and comprehensive loss. For the three and nine months ended September 30, 2024 and 2023, there was no change in the fair value of the embedded derivative.
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

ENERGY VAULT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of period	$1,025	$1,025	$1,025	$1,025
Change in fair value	(820)	—	(820)	—
End of period	$205	$1,025	$205	$1,025
NOTE 8. PROPERTY AND EQUIPMENT, NET
As of September 30, 2024 and December 31, 2023, property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2024	December 31, 2023
Land	$302	$226
Buildings	774	774
Machinery and equipment	11,733	9,330
Finance lease right-of-use assets – vehicles	198	187
Furniture and IT equipment	1,348	1,474
Leasehold improvements	289	702
Construction in progress	78,963	20,095
Total property and equipment	93,607	32,788
Less: accumulated depreciation and amortization	(3,318)	(1,745)
Property and equipment, net	$90,289	$31,043
For the three and nine months ended September 30, 2024, depreciation and amortization related to property and equipment was $0.2 million and $0.6 million, respectively, and for the three and nine months ended September 30, 2023, depreciation and amortization related to property and equipment was $0.2 million and $0.7 million, respectively.
For the three months ended September 30, 2024, asset impairment and loss on sale of assets was nominal and for the nine months ended September 30, 2024 was a $0.6 million. For the nine months ended September 30, 2024, asset impairment and loss on sale of assets was comprised of $0.5 million in asset impairments and $0.1 million in loss on sale of assets. Asset impairment relates to the write-off of leasehold improvements in the Company’s Westlake Village office due to the Company relocating its corporate office. The loss on sale of assets relates to the sale of a cement plant at the Company’s R&D site in Switzerland. The Company did not recognize any impairments or loss on sale of assets during the three and nine months ended September 30, 2023.
The increases in machinery and equipment and construction in progress primarily relate to a commercial demonstration unit being constructed in Snyder, Texas (“Snyder CDU”), a battery energy storage system (“BESS”) being constructed in Snyder Texas (“Cross Trails BESS”), and a hybrid energy storage system being constructed in Calistoga, California.
In December 2023, the Company paid $6.3 million to acquire the land that the Snyder CDU will be located on and other related assets. At the time of the purchase, the Company intended to resell the land that would not be used for the Snyder CDU and all of the other related assets. As such, the Company recorded $6.1 million of the purchase price as assets held for sale in the condensed consolidated balance sheet as of December 31, 2023. In the second quarter of 2024, the Company decided it would keep the assets that were initially classified as held for sale and instead develop the Cross Trails BESS, a 56.9 MW/113.8 MWh BESS. As such, the Company reclassified the property and equipment from assets held for sale to construction in progress in June 2024.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9. INTANGIBLE ASSETS, NET
Intangible assets are stated at amortized cost and consist of the following (amounts in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software to be sold	$4,088	$(264)	$3,824	$1,786	$—	$1,786
Once a software application is available for general release and is placed in service, the Company amortizes the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life for our external-use software development costs is five years. Amortization expense for the three and nine months ended September 30, 2024 was $0.1 million and $0.3 million, respectively. There was no amortization expense for the three and nine months ended September 30, 2023.
Future amortization expense for intangible assets is estimated as follows (amounts in thousands):

Amount
Remainder of 2024	$99
2025	396
2026	396
2027	396
2028	396
Thereafter	34
Subtotal	1,717
Software projects in process	2,107
Total	$3,824
NOTE 10. DEBT
In July 2023, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company was obligated to repay the lender an aggregate sum of $1.1 million through nine equal monthly payments, at an annual interest rate of 7.0%, commencing on July 15, 2023. This financing was fully repaid during the first quarter of 2024.
In September 2023, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company was obligated to repay the lender an aggregate sum of $0.2 million through four equal monthly payments, at an annual interest rate of 7.0%, commencing on September 15, 2023. This financing was fully repaid during the first quarter of 2024.
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
In June 2024, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of AUD 0.3 million (or $0.2 million) through twelve equal

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

monthly payments of AUD 22 thousand (or $15 thousand), at an annual interest rate of 4.4%, commencing on June 25, 2024.
In July 2024, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $1.1 million through nine equal monthly payments, at an annual interest rate of 7.5%, commencing on August 15, 2024.
As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s insurance premium financings was $1.7 million and $0.4 million, respectively, and is included in the line item, accrued expenses, in the condensed consolidated balance sheets.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	September 30, 2024	December 31, 2023
Prepaid and other current assets:
Prepaid expenses	$4,231	$3,131
Tax refund receivable	108	1,359
Other	521	30
Total	$4,860	$4,520

Other assets:
Interest receivable	$775	$550
Derivative asset — conversion option	205	1,025
Other	402	1,074
Total	$1,382	$2,649

Accrued expenses:
Accrued purchases	$6,865	$71,932
Professional fees	6,687	4,522
Employee costs	3,270	5,985
Warranty liabilities	2,348	894
Insurance premium financings	1,655	358
Taxes payable	44	733
Accrued project loss	—	591
Other	—	27
Total	$20,869	$85,042

Lease liabilities, current portion:
Operating leases	$351	$697
Finance leases	40	27
Total	$391	$724

Other long-term liabilities:
Operating leases	$935	$1,044
Warranty liabilities	221	924
Asset retirement obligation	105	52
Finance leases	98	93
Warrant liabilities	2	2
Total	$1,361	$2,115

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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Option Activity
Stock option activity for the nine months ended September 30, 2024 was as follows (amounts in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,807	$1.71	6.37	$3,605
Stock options granted	1,050	1.12	—	—
Stock options exercised	—	—	—	—
Stock options forfeited, canceled, or expired	(34)	0.80	—	—
Balance as of September 30, 2024	6,823	1.62	6.27	215

Options exercisable as of September 30, 2024	2,359	1.52	5.67	211
Options vested and expected to vest as of September 30, 2024	6,823	$1.62	6.27	215
As of September 30, 2024, total unrecognized stock-based compensation expense related to unvested awards that are expected to vest was $4.7 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.95 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of September 30, 2024.
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The following table summarizes the assumptions used for estimating the fair value of stock options granted during the nine months ended September 30, 2024.

Expected term (in years)	6.25
Expected volatility	95% to 99%
Risk-free interest rate	3.54% to 4.40%
Expected dividend yield	—
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

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock Units
RSU activity for the nine months ended September 30, 2024 was as follows (amounts in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2023	19,029	$4.55
RSUs granted	10,768	1.50
RSUs forfeited	(1,359)	3.68
RSUs vested	(5,130)	4.98
Nonvested balance as of September 30, 2024	23,308	$3.10
As of September 30, 2024, unrecognized stock-based compensation expense related to these RSUs was $55.4 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.72 years.
The Company issues market-based RSUs that vest upon the Company’s stock reaching certain price targets. For these RSUs, the Company determines fair value by using a Monte Carlo simulation, which involves random iterations that take different future price paths over the RSU’s contractual life based on appropriate probability distributions (which are based on commonly applied Black-Scholes inputs). The fair value of each market-based RSU is determined by taking the average grant date fair value under each Monte Carlo simulation trial. Compensation expense is recognized on a straight-line basis over the derived service period and there is no ongoing adjustment or reversal based on actual achievement during the vesting period. The following table summarizes the assumptions used for estimating the fair value of market-based RSUs granted during the nine months ended September 30, 2024.

Expected term (in years)	4.00
Expected volatility	90% to 95%
Risk-free interest rate	3.40% to 4.49%
Expected dividend yield	—
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$1,794	$1,801	$5,291	$5,477
Research and development	2,241	2,898	6,527	8,832
General and administrative	6,213	6,015	17,618	20,214
Total stock-based compensation expense	$10,248	$10,714	$29,436	$34,523
NOTE 13. REORGANIZATION EXPENSES
In June 2024, the Company implemented a series of cost savings measures and recognized reorganization costs of $1.7 million for the nine months ended September 30, 2024. Reorganization expenses consist of personnel reduction costs related to these cost saving measures. The Company does not expect to incur additional charges related to these cost reduction measures and recognized a benefit to reorganization expenses of $23 thousand for the three months ended

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2024. The Company did not recognize any reorganization expenses for the three and nine months ended September 30, 2023.
Total reorganization expenses for the three and nine months ended September 30, 2024 and 2023 is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and marketing	$—	$—	$288	$—
Research and development	—	—	503	—
General and administrative	(23)	—	895	—
Total reorganization expenses	$(23)	$—	$1,686	$—
A reconciliation of the beginning and ending liability balances for reorganization expenses included in the line item, accrued expenses, on the condensed consolidated balance sheets is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning of period	$1,709	$—	$—	$—
Costs charged to expense	(23)	—	1,686	—
Costs paid or settled	(1,190)	—	(1,190)	—
Foreign currency translation adjustments	18		18
End of period	$514	$—	$514	$—
NOTE 14. INCOME TAXES
The Company did not recognize any tax provision for the three and nine months ended September 30, 2024 and recognized a tax provision of $0.4 million for the three and nine months ended September 30, 2023. The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets.
NOTE 15. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to Energy Vault Holdings, Inc.	$(26,593)	$(18,942)	$(73,920)	$(76,271)
Weighted-average shares outstanding – basic and diluted	150,812	143,867	148,998	142,052
Net loss per share – basic and diluted attributable to Energy Vault Holdings, Inc.	$(0.18)	$(0.13)	$(0.50)	$(0.54)

There were no common share equivalents that were dilutive for the three and nine months ended September 30, 2024 and 2023. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Three and Nine Months Ended September 30,
	2024	2023
Private warrants	5,167	5,167
Stock options	6,823	5,983
RSUs	23,308	22,722
Total	35,298	33,872
In connection with the reverse recapitalization in 2022, eligible Energy Vault stockholders immediately prior to the closing of the transaction obtained a contingent right to receive 9.0 million shares of the Company’s common stock (“Earn-Out Shares”) upon the Company’s common stock quoted on the NYSE equaling or exceeding certain specified prices for any 20 trading days within a 30 consecutive day trading period (“Earn-Out Triggering Event”). 9.0 million of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of September 30, 2024, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of September 30, 2024 consisted primarily of obligations under operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancelable purchase obligations as of September 30, 2024 totaled approximately $2.0 million.
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
Warranty Liabilities:
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
As of September 30, 2024 and 2023, the Company accrued the below estimated warranty liabilities, respectively (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warranty liabilities, balance at beginning of period	$2,784	$—	$1,817	$—
Accruals for warranties issued	—	130	—	130
Change in estimates	—	—	1,532	—
Costs paid or settled	(215)	—	(780)	—
Warranty liabilities, balance at end of period	$2,569	$130	$2,569	$130
The key inputs and assumptions used in calculating the estimated warranty liability are reviewed by management each reporting period. The Company may make additional adjustments to the estimated warranty liability based on a comparison

ENERGY VAULT HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in the estimated warranty liability, which may be material.
Letters of Credit:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit for its customers, insurance carriers, and surety bond providers for project performance, and for its vendors for payment guarantees. Such letters of credit are generally issued by a bank or a similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. As of September 30, 2024, there was $31.0 million of letters of credit issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit. The Company’s restricted cash balance of $26.6 million as of September 30, 2024 primarily consists of cash held by banks as collateral for the Company’s letters of credit.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2024, there were $43.7 million outstanding performance and payment bonds.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of September 30, 2024, there were $13.8 million of outstanding other bonds.
NOTE 17. SUBSEQUENT EVENTS
On October 9, 2024, the Company loaned AUD 0.5 million (or $0.3 million) to a potential Australian customer to assist them in purchasing a bond for a potential project with the Company. The loan has a stated interest rate of 8.0%. Principal and accrued interest are due on October 8, 2025, unless the potential project is cancelled, at which time principal and interest would immediately become due.
On September 13, 2024, the Company was notified by the NYSE that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s Common Stock was less than $1.00 over a consecutive 30 trading-day period. The notice did not result in the immediate delisting of the Company’s Common Stock from the NYSE. On November 1, 2024, the Company received written notice from the NYSE informing the Company that it had regained compliance with the bid price rule as of October 31, 2024.
On November 12, 2024, the Company entered into an open market sales agreement (the “Sales Agreement”) with Jefferies LLC, as sales agent (the “sales agent”), pursuant to which the Company may, from time to time, sell shares of its common stock, having an aggregate offering price of up to $50.0 million through the sales agent. The Company is not obligated to, and cannot provide any assurances that it will, make any sales of its shares under the Sales Agreement.
Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the sales agent may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Subject to the terms and conditions of the Sales Agreement, the sales agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company’s instructions. The Sales Agreement contains customary representations, warranties and agreements, indemnification rights and obligations of the parties. The Company will pay the sales agent a commission for its services as sales agent of up to 3% of the gross sales price of the shares of the Company’s common stock sold through the sales agent pursuant to the Sales Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s condensed consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in the Annual Report for the year ended December 31, 2023 filed by us with the SEC on March 13, 2024. This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
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
In June 2024, the Company implemented a series of cost savings measures, expected to result in realized cost savings of $6.0 million to $8.0 million annually. During the nine months ended September 30, 2024, the Company recognized reorganization costs of $1.7 million, consisting of personnel reduction costs, related to these cost saving measures.
On September 13, 2024, the Company was notified by the NYSE that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s Common Stock was less than $1.00 over a consecutive 30 trading-day period. The notice did not result in the immediate delisting of the Company’s Common Stock from the NYSE. On November 1, 2024, the Company received written notice from the NYSE informing the Company that it had regained compliance with the bid price rule as of October 31, 2024.
In October 2024 the Company executed an equipment supply contract with a customer and in November 2024 the Company executed an offtake agreement for the Cross Trails BESS with another customer. The equipment supply contract is for a fixed price and the offtake agreement includes both fixed and variable price components. The aggregate expected future revenue from these contracts, including variable fees that the Company believes is probable, is $90.7 million. The variable revenues are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable.
On November 12, 2024, the Company entered into an open market sales agreement (the “Sales Agreement”) with Jefferies LLC, as sales agent (the “sales agent”), pursuant to which the Company may, from time to time, sell shares of its common stock, having an aggregate offering price of up to $50.0 million through the sales agent. The Company is not obligated to, and cannot provide any assurances that it will, make any sales of its shares under the Sales Agreement.
Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the sales agent may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Subject to the terms and conditions of the Sales Agreement, the sales agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon the Company’s instructions. The Sales Agreement contains customary representations, warranties and agreements, indemnification rights and obligations of the parties. The Company will pay the sales agent a commission for its services as sales agent of up to 3% of the gross sales price of the shares of the Company’s common stock sold through the sales agent pursuant to the Sales Agreement.
Key Operating Metrics
The following tables present our key operating metrics for the periods presented (amounts in thousands unless otherwise noted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
New bookings (1)	$—	$137,385	$182,830	$170,478
Cancellations	—	—	(182,238)	—
Net bookings	$—	$137,385	$592	$170,478

New bookings (in MWh)	—	400	400	400
Cancellations (in MWh)	—	—	(400)	—
Net bookings (in MWh)	—	400	—	400

	September 30, 2024	December 31, 2023	September 30, 2023
Developed Pipeline (2)	$2,728,700
Developed Pipeline (in GWh) (2)	10.7
Backlog (1) (3)	$264,390	$275,376	$314,876
Backlog (in MWh) (3)	693	713	713
__________________
(1) In October 2024 the Company executed an equipment supply contract and in November 2024 the Company executed an offtake contract with two different customers with aggregate expected future revenue of $90.7 million/314 MWh. Prior to executing the equipment supply agreement, the Company and the customer were operating under a limited notice to proceed with a price of $3.0 million, which has already been included in bookings for the nine months ended September 30, 2024 and in backlog as of September 30, 2024.
(2) Developed pipeline is a new key operating metric that the Company began tracking during the second quarter of 2024, therefore prior period comparable figures have not been included.
(3) The Company changed its definition of backlog during the second quarter of 2024, therefore the Company has presented the comparable amounts as of December 31, 2023 and September 30, 2023 per the new definition.
Bookings
Bookings represent the total aggregate contract value and total MWhs to be delivered from customer contracts signed during the period, net of the total aggregate value and total MWhs of contracts that were cancelled during the period. The aggregate contract value includes any potential future variable payments from tolling and offtake arrangements that the Company believes is probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable. Potential future intellectual property (“IP”) royalties are not included in bookings. Due to the long-term nature of our contracts, bookings are a key metric that allows us to understand and evaluate the growth of our Company and our estimated future revenue related to our customer contracts.
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
Backlog
Backlog represents contracted but unrecognized revenue from projects and services yet to be completed, unrecognized revenue or other income from IP licensing agreements, and unrecognized revenue from tolling arrangements. Backlog includes any potential future variable payments from tolling and offtake arrangements that the Company believes is probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable. Potential future intellectual property (“IP”) royalties are not included in backlog. Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Effective in the second quarter of 2024, we updated our methodology for computing backlog. Under our previous methodology, our backlog was equivalent to our remaining performance obligations under GAAP. We believe our new methodology for computing backlog allows us to better evaluate the growth of our Company and estimate future revenue.
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
The Company generates revenue from the sale of our energy storage solutions, the licensing of the Company’s software solutions and intellectual property, and from long-term service agreements to maintain customer owned energy systems. To date, the Company has primarily generated revenue from the sale of our BESSs and from licensing our EVx technology. In addition to these sources of revenue, in the future we expect to generate revenue from the sale of our GESSs and through tolling arrangements in connection with energy storage systems that we intend to own and operate.
When the Company sells a BESS, the Company recognizes revenue over time as we transfer control of our product to the customer. When the Company licenses its intellectual property, revenue is recognized at the point in time at which the customer obtains control of the licensed technology. When the Company licenses its software solutions or provides maintenance services, the transaction price for each contract is recognized as revenue on a straight-line basis over the term of the contract.
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
General and Administrative (“G&A”) Expenses
G&A expenses consist of information technology expenses, legal and professional fees, travel costs, and personnel-related expenses for our corporate, executive, finance, and other administrative functions, including expenses for professional and contract services. Personnel-related expenses consist of salaries, benefits, and stock-based compensation expense. To a lesser extent, general and administrative expenses include investor relations costs, insurance costs, rent, office expenses, maintenance costs, and the provision for credit losses.
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

Results of operations
Consolidated Comparison of Three and Nine Months Ended September 30, 2024 to September 30, 2023
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
Revenue	$1,199	$172,205	$(171,006)	$12,728	$223,307	$(210,579)
Cost of revenue	716	165,057	(164,341)	9,128	209,793	(200,665)
Gross profit	483	7,148	(6,665)	3,600	13,514	(9,914)
Operating Expenses:
Sales and marketing	4,347	4,183	164	13,378	13,609	(231)
Research and development	5,704	8,156	(2,452)	19,621	29,552	(9,931)
General and administrative	17,270	15,810	1,460	48,812	52,222	(3,410)
Depreciation and amortization	251	235	16	825	670	155
Asset impairment and loss on sale of assets	(14)	—	(14)	551	—	551
Total operating expenses	27,558	28,384	(826)	83,187	96,053	(12,866)
Loss from operations	(27,075)	(21,236)	(5,839)	(79,587)	(82,539)	2,952
Other income (expense):
Interest expense	(43)	(18)	(25)	(89)	(19)	(70)
Interest income	1,439	1,919	(480)	5,011	6,149	(1,138)
Other income (expense), net	(937)	(8)	(929)	711	(259)	970
Loss before income taxes	$(26,616)	$(19,343)	$(7,273)	$(73,954)	$(76,668)	$2,714
Revenue
The Company recognized revenue for the product and service categories as follows for the three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sale of energy storage products (1)	$811	$172,139	$11,494	$222,943
Operation and maintenance services	273	—	818	—
Software licensing	115	—	301	—
Intellectual property licensing	—	—	115	—
Other	—	66	—	364
Total revenue	$1,199	$172,205	$12,728	$223,307
__________________
(1) Includes revenue from the build and transfer of energy storage systems and from the sale of spare parts for energy storage systems. Revenue from the sale of spare parts was included within “Other” in prior periods. $0.3 million in revenue from the sale of spare parts reported within the “Other” line for the three months ended March 31, 2024 has been included within “Sale of energy storage products” for the nine months ended September 30, 2024.
Revenue for the three months ended September 30, 2024 decreased by $171.0 million to $1.2 million compared to $172.2 million for the three months ended September 30, 2023 and revenue for the nine months ended September 30, 2024 decreased by $210.6 million to $12.7 million compared to $223.3 million for the nine months ended September 30, 2023.
The decrease in revenue for the three and nine months ended September 30, 2024 was primarily attributable to a decrease in revenue from the sale of energy storage products due to a reduction in revenue from the build and transfer of BESS projects. Partially offsetting the decrease in revenue from the sale of energy storage products was revenue from operation and maintenance services, software licensing, and intellectual property licensing. The revenue from providing operation and maintenance services and software licensing are new revenue streams for the Company in 2024, and are from customers that previously purchased BESSs. The Company began providing these services to the customers upon substantial completion of their BESSs.
Revenue from two customers accounted for 51% and 35% of total revenue for the three months ended September 30, 2024 and revenue from two customers accounted for 67% and 18% of total revenue for the nine months ended September 30,

2024. Revenue from two customers accounted for 59% and 38% of total revenue for the three months ended September 30, 2023 and revenue from three customers accounted for 47%, 33%, and 20% of total revenue for the nine months ended September 30, 2023.
Cost of Revenue
Cost of revenue for the three months ended September 30, 2024 decreased by $164.3 million to $0.7 million compared to $165.1 million for the three months ended September 30, 2023 and cost of revenue for the nine months ended September 30, 2024 decreased by $200.7 million to $9.1 million compared to $209.8 million for the nine months ended September 30, 2023.
Cost of revenue decreased due to the Company’s BESS projects in progress during the three and nine months ended September 30, 2024 being in their later stages, compared to the projects being in earlier stages during the three and nine months ended September 30, 2023.
Gross Profit and Gross Profit Margin
For the three and nine months ended September 30, 2024, gross profit was $0.5 million and $3.6 million, respectively and gross profit margin was 40.3% and 28.3%, respectively. For the three and nine months ended September 30, 2023, gross profit was $7.1 million and $13.5 million, respectively, and gross profit margin was 4.2% and 6.1%, respectively.
The decrease in gross profit for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to a decrease in revenue from the sale of energy storage projects due to the Company’s BESS projects being in their later stages in 2024. Additionally, gross profit for the nine months ended September 30, 2024 was negatively impacted by a $1.4 million increase in warranty expenses compared to the nine months ended September 30, 2023.
The increase in gross profit margin for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily due to higher margins from the sale of energy storage products, and the introduction of higher margin operation and maintenance services and software licensing in 2024. The higher margins from the sale of energy storage products in 2024 was due to the Company’s BESS projects being in their later stages when higher margin construction activities occur, compared to 2023 when the BESS projects were in their earlier stages when lower margin equipment deliveries occur.
Sales and Marketing Expenses
Sales and marketing expenses increased by $0.2 million to $4.3 million for the three months ended September 30, 2024, compared to $4.2 million for the three months ended September 30, 2023. The increase was primarily attributable to a $0.1 million increase in personnel-related expenses and a $0.2 million increase in consulting costs. These increases were partially offset by a $0.1 million decrease in marketing and public relations costs.
Sales and marketing expenses decreased by $0.2 million to $13.4 million for the nine months ended September 30, 2024, compared to $13.6 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a $0.3 million decrease in personnel-related expenses and a $0.2 million decrease in marketing and public relations costs. These decreases were partially offset by a $0.2 million increase in consulting costs.
Research and Development Expenses
Research and development expenses decreased by $2.5 million to $5.7 million for the three months ended September 30, 2024, compared to $8.2 million for the three months ended September 30, 2023. The decrease was primarily attributable to a $1.4 million decrease in personnel-related expenses, a $0.8 million decrease in software expenses, and a $0.5 million decrease in engineering costs. These cost decreases were primarily attributable to a focus on cost controls and a reduction in headcount. These cost decreases were partially offset by a $0.1 million increase in consulting costs.
Research and development expenses decreased by $9.9 million to $19.6 million for the nine months ended September 30, 2024, compared to $29.6 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a $5.1 million decrease in personnel-related expenses, a $3.1 million decrease in engineering costs, and a $1.8 million decrease in software expenses. The cost decreases were primarily attributable to a focus on cost controls and a reduction in headcount.
General and Administrative Expenses
General and administrative expenses increased by $1.5 million to $17.3 million for the three months ended September 30, 2024 compared to $15.8 million for the three months ended September 30, 2023. The increase was primarily attributable to a $1.9 million increase in the provision for credit losses and a $0.4 million increase in legal and professional fees. These increases were partially offset by a $0.3 million decrease in personnel-related expenses, a $0.3 million decrease in consulting costs, and a $0.3 million decrease in software expenses.
General and administrative expenses decreased by $3.4 million to $48.8 million for the nine months ended September 30, 2024 compared to $52.2 million for the nine months ended September 30, 2023. The decrease was primarily attributable to a $4.5 million decrease in personnel-related expenses, a $0.9 million decrease in software expenses, and a $0.4 million decrease in consulting costs. The cost decreases were primarily attributable to a focus on cost controls and a reduction in headcount. These cost decreases were partially offset by a $2.0 million increase in the provision for credit losses and a $0.3 million increase in legal and professional fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $16 thousand to $0.3 million for the three months ended September 30, 2024, compared to $0.2 million for the three months ended September 30, 2023. The increase is primarily due to $0.1 million in amortization costs related to the Company’s capitalized software. Certain capitalized software products were placed into service effective January 1, 2024, resulting in $0.1 million in amortization expense during the three months ended September 30, 2024. There was no comparable expense for the three months ended September 30, 2023.
Depreciation and amortization expense increased by $0.2 million to $0.8 million for the nine months ended September 30, 2024, compared to $0.7 million for the nine months ended September 30, 2023. The increase is primarily due to $0.3 million in amortization costs related to the Company’s capitalized software. Certain capitalized software products were placed into service effective January 1, 2024, resulting in $0.3 million in amortization expense during the nine months ended September 30, 2024. There was no comparable expense for the nine months ended September 30, 2023.
Asset Impairment and Loss on Sale of Assets
For the three months ended September 30, 2024, asset impairments and loss on sale of assets was nominal. For the nine months ended September 30, 2024, asset impairment and loss on sale of assets totaled $0.6 million, comprised of $0.5 million in asset impairments and $0.1 million in loss on sale of assets. Asset impairment relates to the write-off of leasehold improvements in the Company’s Westlake Village office due to the Company relocating its corporate office. The loss on sale of assets relates to the sale of a cement plant at the Company’s R&D site in Switzerland. The Company did not recognize any impairments or loss on sale of assets during the three and nine months ended September 30, 2023.
Interest Income
Interest income decreased by $0.5 million to $1.4 million for the three months ended September 30, 2024 compared to $1.9 million for the three months ended September 30, 2023 and interest income decreased by $1.1 million to $5.0 million compared to $6.1 million for the nine months ended September 30, 2024. The decrease in interest income is primarily due to a decrease in interest income from our money market funds.
Other Income (Expense), Net
Other expense, net increased by $0.9 million to $0.9 million for the three months ended September 30, 2024 compared to $8 thousand for the three months ended September 30, 2023. The increase in other expense, net is primarily due to a $0.8 million loss due to the change in the fair value of the Company’s derivative asset - conversion option due to a decrease in the probability of the Company exercising its conversion option in DG Fuels, LLC (“DG Fuels”).
Other income (expense), net improved by $1.0 million to other income, net of $0.7 million for the nine months ended September 30, 2024 compared to other expense, net of $0.3 million for the nine months ended September 30, 2023. The improvement in other income (expense), net is primarily due to a $1.5 million gain resulting from the derecognition of a contract liability with a related party during the nine months ended September 30, 2024. In 2019, the Company received a $1.5 million deposit for a gravity-based system from a customer that was owned by one of its primary shareholders. During the nine months ended September 30, 2024, the Company concluded it was no longer obligated to provide a gravity-based system to the customer and that the deposit was nonrefundable. As a result, the Company derecognized the $1.5 million liability and recognized it as a gain during the nine months ended September 30, 2024. There was no such comparable gain during the nine months ended September 30, 2023. Partially offsetting this gain was a $0.8 million loss due to the change in the fair value of the Company’s derivative asset - conversion option due to a decrease in the probability of the Company exercising its conversion option in DG Fuels.

Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our net cash used in operating and investing activities primarily through the issuance and sale of equity, and with the proceeds from the reverse recapitalization and private investment in public equity that occurred in 2022.
Energy Vault has incurred negative operating cash flows and operating losses in the past and we may incur operating losses in the future. We may seek additional capital through equity and/or debt financings depending on market conditions. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.
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
On November 12, we entered into a open market sales agreement with Jefferies LLC, as sales agent (the “sales agent”), pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $50.0 million through the sales agent under an “at-the-market” equity offering program. Any offer and sale of shares of our common stock under the Sales Agreement will be made pursuant to our shelf registration statement on Form S-3 (No. 333-273089), which was declared effective by the SEC on July 20, 2023, and the related prospectus supplement dated November 12, 2024 and accompanying prospectus that form a part of the registration statement.
The following table summarizes our cash, cash equivalents, and restricted cash balances as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$51,124	$109,923
Restricted cash	26,560	35,632
Total cash, cash equivalents, and restricted cash	$77,684	$145,555
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

Anticipated cash inflows from licensing agreements with extended payment terms as of September 30, 2024 were as follows (amounts in thousands):

Amount
Remainder of 2024	$4,000
2025	6,750
2026	5,750
2027	5,750
2028	6,250
Thereafter	19,000
Total	$47,500
Contractual Obligations
Our principal commitments as of September 30, 2024 consisted primarily of obligations under operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancellable purchase obligations as of September 30, 2024 totaled approximately $2.0 million.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(21,040)	$(116,050)
Net cash used in investing activities	(48,085)	(33,182)
Net cash provided by (used in) financing activities	565	(4,655)
Effects of exchange rate changes on cash	689	(73)
Net decrease in cash	$(67,871)	$(153,960)
Operating Activities
During the nine months ended September 30, 2024 and 2023, cash used in operating activities totaled $21.0 million and $116.1 million, respectively.
During the nine months ended September 30, 2024, operating cash flows were negatively impacted by a net loss of $74.0 million and a decrease in operating liabilities of $53.1 million. The decrease in operating liabilities was primarily attributable to a $55.5 million decrease in accounts payable and accrued expenses and a $1.0 million decrease in other long-term liabilities, partially offset by a $3.5 million increase in deferred revenue. Operating cash flows were positively impacted by a $73.0 million decrease in operating assets and non-cash charges of $33.0 million. The decrease in operating assets was primarily attributable to a $56.9 million decrease in contract assets, a $24.6 million decrease in accounts receivable, and a $1.5 million decrease in customer financing receivable. The decrease in contract assets and accounts receivable was due to the Company’s BESS projects being in their final stages and the Company having collected most of the remaining balances due. The non-cash charges were primarily composed of $29.4 million in stock-based compensation expense, a $2.2 million provision for credit losses, $0.8 million in depreciation and amortization expense, $0.8 million in change in fair value of derivative asset - conversion option, $0.6 million in asset impairments and loss on sale of assets, and $0.3 million in foreign exchange losses, partially offset by $1.2 million in non-cash interest income.
During the nine months ended September 30, 2023, cash used in operating activities of $116.1 million was negatively impacted by a net loss of $76.3 million, an increase in operating assets of $2.9 million, and a decrease in operating liabilities of $71.5 million. The increase in operating assets was primarily due to a $36.8 million increase in contract assets, partially offset by a $21.7 million decrease in advances to suppliers and a $10.6 million decrease in accounts receivable. The increase in contract assets was primarily due to an increase in unbilled receivables on the Company’s BESS projects. Advances to suppliers decreased during the period as the Company received the BESS equipment that related to the deposits, and accounts receivable decreased due to the timing of billings and cash collections. The decrease in operating liabilities was primarily due to a $44.8 million decrease in deferred revenue and a $25.8 million decrease in accounts payable and accrued expenses. The decrease in deferred revenue primarily resulted from the recognition of revenue associated with the beginning deferred revenue balance on the Company’s BESS projects. Operating cash flows were positively impacted by non-cash charges of $34.7 million, which was primarily due to $34.5 million in stock-based compensation expense.
Investing Activities
During the nine months ended September 30, 2024 and 2023, cash used in investing activities totaled $48.1 million and $33.2 million, respectively.
Cash used in investing activities for the nine months ended September 30, 2024 consisted of $48.3 million for the purchase of property and equipment, primarily related to the construction of the Snyder CDU, Cross Trails BESS, and the hybrid energy storage system being constructed in Calistoga, California, partially offset by $0.2 million in proceeds from the sale of a cement plant at the Company’s R&D site in Switzerland.
Cash used in investing activities for the nine months ended September 30, 2023 consisted of $27.2 million for the purchase of property and equipment, primarily related to the construction of the Snyder CDU and the hybrid energy storage system being constructed in Calistoga, California. Additionally, the Company purchased $6.0 million of equity securities in KORE.
Financing Activities
During the nine months ended September 30, 2024, cash provided by financing activities totaled $0.6 million, compared to cash used in financing activities of $4.7 million for the nine months ended September 30, 2023.
For the nine months ended September 30, 2024, cash provided by financing activities was attributable to $2.7 million in proceeds from insurance premium financings, partially offset by $1.6 million in insurance premium financing repayments, $0.4 million in tax payments related to the net settlement of equity awards, and $0.2 million in payments for finance lease obligations.
During the nine months ended September 30, 2023, cash used in financing activities was primarily attributable to $5.7 million in tax payments related to the net settlement of equity awards and $0.4 million in insurance premium financing repayments. Partially offsetting these uses of cash was $1.3 million in proceeds from insurance premium financings and $0.2 million in cash proceeds from the exercise of stock options.
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
Effective September 30, 2024, the Company has included provision (benefit) for credit losses as a non-GAAP adjustment because management does not consider this item in assessing our ongoing performance. Prior periods have been adjusted to include provision (benefit) for credit losses as a non-GAAP adjustment.
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
S&M expenses (GAAP)	$4,347	$4,183	$13,378	$13,609
Non-GAAP adjustments:
Stock-based compensation expense	1,794	1,801	5,291	5,477
Reorganization expenses	—	—	288	—
Adjusted S&M expenses (non-GAAP)	$2,553	$2,382	$7,799	$8,132

The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
R&D expenses (GAAP)	$5,704	$8,156	$19,621	$29,552
Non-GAAP adjustments:
Stock-based compensation expense	2,241	2,898	6,527	8,832
Reorganization expenses	—	—	503	—
Adjusted R&D expenses (non-GAAP)	$3,463	$5,258	$12,591	$20,720
The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
G&A expenses (GAAP)	$17,270	$15,810	$48,812	$52,222
Non-GAAP adjustments:
Stock-based compensation expense	6,213	6,015	17,618	20,214
Reorganization expenses	(23)	—	895	—
Provision (benefit) for credit losses	1,861	(5)	2,214	236
Adjusted G&A expenses (non-GAAP)	$9,219	$9,800	$28,085	$31,772
The following table provides a reconciliation from GAAP operating expenses to non-GAAP operating expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses (GAAP)	$27,558	$28,384	$83,187	$96,053
Non-GAAP adjustments:
Stock-based compensation expense	10,248	10,714	29,436	34,523
Depreciation and amortization	251	235	825	670
Asset impairment and loss on sale of assets	(14)	—	551	—
Reorganization expenses	(23)	—	1,686	—
Provision (benefit) for credit losses	1,861	(5)	2,214	236
Adjusted operating expenses (non-GAAP)	$15,235	$17,440	$48,475	$60,624

The following table provides a reconciliation from net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(26,593)	$(18,942)	$(73,920)	$(76,271)
Non-GAAP adjustments:
Interest income, net	(1,395)	(1,902)	(4,921)	(6,131)
Provision for income taxes	—	(401)	—	(397)
Depreciation and amortization	251	235	825	670
Stock-based compensation expense	10,248	10,714	29,436	34,523
Reorganization expenses	(23)	—	1,686	—
Gain on derecognition of contract liability	—	—	(1,500)	—
Asset impairment and loss on sale of assets	(14)	—	551	—
Change in fair value of derivative asset — conversion option	820	—	820	—
Provision (benefit) for credit losses	1,861	(5)	2,214	236
Foreign exchange losses	194	50	301	308
Adjusted EBITDA (non-GAAP)	$(14,651)	$(10,251)	$(44,508)	$(47,062)
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our backlog represents contracted but unrecognized revenue from projects and services yet to be completed, unrecognized revenue or other income from IP licensing agreements, and unrecognized revenue from tolling arrangements. Backlog excludes any potential future variable payments or IP royalties. As of September 30, 2024, backlog totaled $264.4 million. Our bookings represent the total aggregate contract value (excluding any potential future variable payments or intellectual property royalties) and total MWhs to be delivered from customer contracts signed during the period, net of the total aggregate value and total MWhs of contracts that were cancelled during the period. For the three months ended September 30, 2024 bookings totaled $— million. Our developed pipeline represents uncontracted, potential revenue, from projects in which potential prospective customers have either awarded a project to the Company, or have put the Company on a shortlist to be awarded a project. As of September 30, 2024, developed pipeline totaled $2.7 billion.
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
On November 12, 2024, the Company entered into an open market sales agreement (the “Sales Agreement”) with Jefferies LLC., as sales agent (the “sales agent”), pursuant to which the Company may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $50.0 million through the sales agent. The Company is not obligated to, and cannot provide any assurances that it will, make any sales of our shares under the Sales Agreement.
Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, the sales agent may sell the shares by methods deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) promulgated under the Securities Act. Subject to the terms and conditions of the Sales Agreement, the sales agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares from time to time, based upon our instructions. The Sales Agreement contains customary representations, warranties and agreements, indemnification rights and obligations of the parties. The Company will pay the sales agent a commission for its services as sales agent of up to 3% of the gross sales price of the shares of our common stock sold through the sales agent pursuant to the Sales Agreement.
Any offer and sale of shares of the Company’s common stock under the Sales Agreement will be made pursuant to our shelf registration statement on Form S-3 (No. 333-273089), which was declared effective by the SEC on July 20, 2023, and the related prospectus supplement dated November 12, 2024 and accompanying prospectus that form a part of the registration statement.
A copy of the Sales Agreement is filed as Exhibit 1.1 to this Quarterly Report on Form 10-Q. A copy of the opinion of the Company’s counsel relating to the validity of the shares to be issued pursuant to the Sales Agreement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
1.1**	Open Market Sales Agreement, dated November 12, 2024, among Jeffries LLC, as sales agent and/or principal, and Energy Vault Holdings, Inc.
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
5.1**	Opinion of Latham & Watkins, LLP
23.1**	Consent of Latham & Watkins, LLP (included in Exhibit 5.1 hereto)
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Energy Vault Holdings, Inc.

Date: November 12, 2024	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)