Form 10-K
period 2024-12-31
Energy Vault Holdings, Inc.
filed 2025-04-01
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-39982
___________________________________
ENERGY VAULT HOLDINGS, INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	85-3230987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4165 East Thousand Oaks Blvd., Suite 100 Westlake Village, California	91362
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment on the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements . ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 28, 2024, based on the closing price of $0.95 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $98.1 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 5% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 154,242,940 shares of common stock, par value $0.0001 per share, outstanding as of March 28, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the definitive proxy statement for the registrant’s 2025 annual meeting of stockholders to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, or the Proxy Statement. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•the impact of macroeconomic uncertainty, including with respect to uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs;
•investment in development projects that may not achieve commercial operations in our predicted timeframe or at all;
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
•our ability to obtain funding for our operations and future growth; and
•our business, expansion plans and opportunities, including our expectation that our first two-owned projects will begin generating revenue in 2025.
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
About Us
Energy Vault provides a diverse technology portfolio of turnkey energy storage platforms, including proprietary gravity, battery, and green hydrogen energy storage hardware technologies, supported by our technology-agnostic energy management system software and integration platform. In 2024, we began a multi-year transition from providing this technology portfolio solely to third parties through a build-and-transfer model or licensing model, to also taking an ownership interest in energy storage assets in select attractive markets. We believe that our experience in the build-and-transfer business, combined with our proprietary energy storage technologies and geographical footprint, uniquely positions us to build and operate storage projects with superior efficiency and reliability.
We incorporate a customer-centric, solutions-based approach toward helping utilities, independent power producers (“IPP”), and large industrial energy users reduce their energy costs while maintaining power reliability. As the global demand for electricity increases and the world transitions to an economy powered by increasingly intermittent renewable energy such as solar and wind, the ability to provide clean, reliable, and affordable electricity to a growing global population will depend heavily on the ability to store and distribute energy at appropriate times. We are striving to create a world powered by renewable resources so that everyone will have access to clean, reliable, sustainable, and affordable energy.
Build, Own, and Operate Projects
We expect that our first two owned projects will begin generating revenue in 2025.
Our Calistoga Resiliency Center is the world’s first utility-scale hybrid hydrogen fuel cell and lithium-ion battery microgrid. We designed the Calistoga Resiliency Center in cooperation with the City of Calistoga and Pacific Gas & Electric (“PG&E”) to provide zero-emission reliable power during public safety power shutoff (“PSPS”) events caused by elevated wildfire risks. In the past, PG&E provided power to Calistoga during PSPS events through diesel generators that produced significant air emissions and noise pollution. The Calistoga Resiliency Center will provide 8.5MW of power at peak capacity with a 48-hour duration with the only byproduct being clean water. This unique hybrid model enables quick black-start capabilities and can be re-fueled while operational for longer duration service. Initially, revenue will be generated through a contract with PG&E to provide backup power to Calistoga for PSPS events or when requested. After the facility comes online, we intend to sell power into the CAISO energy and ancillary services market as an IPP for additional revenue. We are currently negotiating agreements and seeking regulatory approvals to provide these merchant power services.
In 2025, we also expect to begin commercial operations on our Cross Trails Battery Energy Storage System (“Cross Tails”) in Scurry County, Texas. We began construction on Cross Trails in 2024 and also signed a 10-year offtake agreement with Gridmatic, a leading AI-enabled power marketer. The Cross Trails project will service the ERCOT region Day Ahead market with improved grid resiliency. When completed, Cross Trails is designed to provide 57MW of power with a 2-hour battery capacity for peak demand periods in ERCOT. Cross Trails utilizes our proprietary B-Vault PLTF-2 batteries and our Vault-OS software package. We believe that Cross Trails will maintain full operational capability at low operational costs while requiring low maintenance capital expenditures over its useful life.

We are actively discussing projects with public sector and private developers in many markets to expand our owned project portfolio, including those in the U.S., Australia, and Italy.
Sale of Energy Storage Products
Our diversified portfolio of storage solutions are designed to enhance grid stability and improve overall efficiency of the grid.
Once energy is stored in our solutions, it can be discharged to the grid in a controlled and reliable manner at any time, regardless of the then current ability of the generation assets to provide power. Our energy storage solutions are designed to accommodate a wide variety of power sources and to achieve an attractive levelized cost of energy relative to fossil fuels. Collectively, these abilities greatly broaden the use cases and time duration scenarios that can be addressed by certain sources of renewable power and provide backup capacity for fossil fuels.
Our solutions include:
•B-Vault: Our electrochemical battery energy storage solution (“BESS”) that meets short-duration energy storage needs, typically, in the range of one to four hours. Our B-Vault solution is designed to utilize purpose-built battery and inverter systems with an innovative architecture that lowers costs, improves performance, and promotes project safety. Our B-Vault solution is a suite of fully integrated battery energy storage equipment designed for reliability, flexibility, and availability. We believe electrochemical battery energy storage (inclusive of lithium-ion, flow, metal air, and other battery chemistry technologies) is currently the most widely accepted and fastest growing technology for short-duration energy storage applications.
•B-Nest: Our proprietary multi-story structure designed to house batteries for onsite energy storage serving space-constrained project sites. Our B-Nest solution is capable of storing up to 1.6 GWh of energy per acre, which represents an 8X increase in installed site energy density over a traditional ground-mounted battery energy storage system (“BESS”). As of December 31, 2024, the Company is in active discussions with a number of potential customers, along with fire departments and other permitting bodies about our B-Nest solutions to ensure market acceptance.
•G-Vault : Our proprietary gravity energy storage solutions (“GESS”) are designed to meet long-duration energy storage needs, typically, in the range of four to twelve hours. G-Vault solutions leverage the core, proven energy storage technology of pumped hydroelectric storage, while not being constrained by the same geological factors of pumped hydroelectricity. Today, the Company offers a suite of gravity energy storage solutions utilizing multiple approaches, including moveable masses or modular pumped hydro. Heretofore, the Company has largely commercialized this technology and associated material science through the use of licenses, but the Company is also exploring the use of partnership models for co-development and technology deployment.
•H-Vault: Our hydrogen or hybrid energy storage solutions (“HESS”), including systems that integrate hydrogen, are designed to meet customer specific energy storage needs. For example, our H-Vault solutions when combined with B-Vault solutions, enable ultra-long-duration energy storage needs and provide black start and grid forming capabilities for communities supported by microgrids or other critical infrastructure. H-Vault supports community-scale microgrid generation that can be less carbon-intensive than using diesel-fueled generators for emergency backup power. For example, hydrogen is produced via electrolysis and powered by renewable energy, which does not directly emit carbon emissions when used to store energy for long periods of time.
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

Industry Overview
The utility-scale energy storage industry is increasing at a rapid pace, driven by increased demand for electricity, global transitions toward renewable energy, and increased focus on grid resilience.
According to a report from the U.S. Department of Energy in December 2024, electricity demand is forecasted to grow substantially in the United States over the next few decades. Electricity demand is expected to be driven primarily by new data centers, artificial intelligence, new manufacturing facilities, electric vehicles, and sector-wide electrification. Electricity demand for data centers alone is expected to grow at a 13% to 27% compound annual growth rate through 2028.
Over the past decade, deployment of renewable energy resources has accelerated and there has been an industry-wide push for decarbonization, which is increasing the demand for grid-scale energy storage. A major obstacle to transitioning to renewable sources of energy such as wind and solar is the intermittent availability of these types of energy sources. Energy storage solutions are needed to balance the production intermittency of variable renewable energy to support a clean-energy future and a balanced electrical grid infrastructure. Both government mandates and companies focused on reducing energy use, cost, and emissions are expected to propel the shift to renewable sources of power.
Additionally, software solutions play a vital role in assisting energy storage owners in managing the growing complexities of renewable energy and energy storage markets. As renewable and energy storage asset portfolios expand globally, these stakeholders will need software solutions that enhance asset performance and boost revenue while reducing total ownership costs.
Our expansion of revenue depends on the ongoing adoption of energy storage solutions by our customers and our ability to source, execute, and operate energy storage projects with attractive economics. The growth of the energy storage market that we address is primarily driven by the decreasing cost of energy storage technologies, government mandates, financial incentives to reduce GHG emissions, and efforts to enhance grid stability and efficiency. These dynamics are driving demand for increased energy storage capacity and duration.
Governments in countries throughout the world have announced and implemented various policies, regulations, and legislation to support the transition from fossil fuels to low-carbon form of energy, including through the use of energy storage solutions. For example, in August 2022, the United States Congress passed the Inflation Reduction Act (“IRA”). The IRA provides incentives for the domestic manufacturing of key components of energy storage solutions as well as the construction of standalone energy storage projects. The resulting improved economics are expected to reduce the cost to implement storage within the domestic market and may amplify and accelerate the adoption of energy storage systems for short, long, and extended duration use cases, like those offered by Energy Vault. Such government policies and programs are becoming increasingly instrumental in stimulating adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support, facilitating grid integration, and supporting research and development. To the extent that any existing government incentives are reduced, eliminated, or are permitted to expire, there may be adverse effects on customer demand and our business, including as a result of the change in the U.S. presidential administration.
We believe we are well-positioned to capitalize on this opportunity through our competitive pricing and scalability, and the environmentally friendly attributes of our energy storage solutions that cover the spectrum from short durations to extended durations.
Strategy, Strengths, and Differentiation
We leverage our sustainable and differentiated technologies to provide economical solutions to meet short, long, and extended-duration energy storage needs through ownership of assets or through sales of our energy storage products. Our energy storage solutions are designed to accommodate a wide variety of power sources and to achieve an attractive levelized cost of energy relative to fossil fuels.
We anticipate that our market will be characterized by high growth and rapidly evolving use cases and requirements. We believe that the majority of our competitors are primarily focused on the development and marketing of vertically siloed solutions based on a singular energy storage technology. Alternatively, we have strategically chosen to design an agile and agnostic software platform that can orchestrate the management of not just one energy storage technology, but rather one or more of our diverse storage mediums and the underlying power generation assets to harmonize asset operation and drive competitive operational performance. We expect that this will broaden the use cases and time duration scenarios that can be addressed by certain sources of renewable power, and thereby drive a faster transition to more widespread utilization of renewable power, as well as provide reliable additional power during peak demand periods or generation outages.
Our range of energy storage solutions provides alternatives to our customers to have what they need today, as well as what they will need in the future, thereby protecting their investments in our products within this high-growth market and its rapidly evolving use cases and requirements. For these reasons, we believe we are well positioned to compete successfully in the evolving market for energy storage solutions.
Own and Operate Asset Site Selection and Investment Criteria
We have developed well-defined investment criteria to quickly and efficiently deploy capital into attractive projects on a discretionary basis. We look at a variety of factors when evaluating projects to own, including market attributes, project attributes, development status, and project economics. Factors we look at include, jurisdiction-specific risks and government mandates, capacity and duration, permitting, interconnection, offtake and merchant opportunities, and the availability of government subsidies and tax credits. Our third-party energy storage sales also allow us to work with our customers to share in their project economics through a FlexIPP program, which entails minority ownership stakes in customer projects, in addition to providing traditional third-party project services and turnkey technology solutions.
Third-Party Project Delivery
We primarily rely on two models for third-party project delivery, which are (i) engineering, procurement, and construction (“EPC”) delivery and (ii) engineered equipment (“EEQ”) delivery. Under the EPC model, we generally rely on third-party EPC firms to construct our storage systems, under our supervision with dedicated teams tasked with project management. Under the EEQ model, we are responsible for the delivery of the equipment we provide, as well as resolving issues within our scope of supply.
Business Model
As a result of our flexibility to own assets or deliver energy storage products to third parties, our current business model options include:
•Selling energy storage products to third-parties, including constructing and delivering fully operational energy storage systems under an EPC model and delivering energy storage equipment under an EEQ model;
•Building, operating, and holding energy storage systems as equity (co-) sponsor that may provide recurring revenue in the future;
•Taking a minority stake in an energy storage project where we provide EPC, EEQ, or long-term services, allowing us to participate in the project’s long-term economics while strengthening alignment with strategic customers;
•Recurring software revenue through licensing software for asset management and use case applications;
•Recurring service revenue through long term service agreements, and;
•Intellectual property licenses and royalties associated with our energy storage technologies that may provide recurring revenues in the future.
Manufacturing and Customer Support
Our manufacturing, assembly, and construction model is designed to support rapid growth, local jobs, and global execution.
The components of our B-Vault, B-Nest, and H-Vault solutions are primarily off-the-shelf in nature and can be procured from multiple sources worldwide. Some of the power components used in these solutions are common and we strive for economies of scale when appropriate. We typically procure batteries at either the cell, module, or rack level, and then use other contractors to integrate and assemble the batteries into outdoor enclosures that are then shipped to the project site.
The physical structure of our gravity energy storage solutions is based on our novel designs with many of the components manufactured by suppliers uniquely for us. Some of these components are made at the supplier’s factories, while some are made closer to, or at, the project site itself. Most of the electrical system components are off-the-shelf in nature and can be procured from multiple sources worldwide.
In an EPC arrangement, construction at project sites typically involves establishing regional and country level infrastructure to support local deployments through a contracting model.
We provide our customers with limited assurance warranties to ensure our products are free of defects. We provide maintenance, customer support, and repair services for the entire storage system, including performance of regular preventative maintenance and software upgrades when appropriate if our customers enter into long-term service arrangements.

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
The market our suppliers serve is highly impacted by government legislation. As such, we continue to proactively monitor planned and/or enacted legislation in the countries and regions that we serve. When new legislation is enacted, we seek to find ways to utilize the legislation to reduce our cost to obtain energy storage components. This includes the IRA that was passed in the United States for manufacturing and project incentives, and the potential reactionary legislation to follow in response elsewhere in the world. There are also increasing government regulations regarding companies’ supply chains, including certain import or other restrictions on the use of various suppliers or materials/products from certain regions. This exposes Energy Vault to changes in international trade regulations, taxes, tariffs, and/or quotas, and there is uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs with the change in the U.S. presidential administration, including with respect to steel. For more information about our potential risks relating to our supply chain and exposure to international pressures, see Part I, Item 1A. “Risk Factors.”
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
While we have global coverage, our primary geographical focus for our B-Vault business is North America and Australia, with less emphasis today on Europe and Southeast Asia. Meanwhile, our current geographic focus for our G-Vault business is centered around those areas in which we have signed existing license and/or royalty agreements. We have established offices and presence in all of these regions. We have also reached out beyond these regions via a network of representatives and we intend to continue to grow and staff both direct and indirect channels in the future. We offer our customers a range of options on how we transact with them. We believe the flexibility we offer our customers further amplifies the value we bring to them.
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
Intellectual Property (“IP”)
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
We have developed a patent portfolio to protect certain elements of our proprietary technology. As of December 31, 2024, we had 25 issued patents and 25 patent applications pending in the U.S. Outside the U.S., we have 21 issued patents and 171 patent applications pending in other countries throughout the world. We have nine Patent Cooperation Treaty (“PCT”) patent applications pending. Our issued patents are expected to start expiring in 2039.
We primarily rely on copyright, trade secret laws, confidentiality procedures and contractual restrictions to protect our software. We also pursue the registration of our domain names and trademarks and service marks in the United States and internationally. As part of our overall strategy to protect our IP, we may take legal actions to prevent third parties from infringing or misappropriating our IP or from otherwise gaining access to our technology.
Government Regulation and Compliance
Federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations directly affect our owned asset business and indirectly affect our third-party sales business. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the United States, governments continuously modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes could affect our ability to deliver cost savings to our current and future customers for the purchase of electricity.
Each of our owned installations or our customer installations must be designed, constructed, and operated in compliance with applicable federal, state and local regulations, codes, standards, guidelines, policies, and laws. To install and operate energy storage systems on its platform, we, our customers or our partners, as applicable, are required to obtain applicable permits and approvals from local authorities having jurisdiction to install energy storage systems and to interconnect the systems with the local electrical utility.
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
There are government regulations pertaining to the disposal of hazardous materials. We and our suppliers, as applicable, are required to comply with these regulations to operate our systems or to sell our systems into the market.
U.S. Energy Storage Regulation and Legislation
The U.S. Congress is continuously reviewing and passing various climate change proposals, incentives, regulations, and legislation that may support the energy storage industry, including in the form of tax credits and incentives. The implementation of these laws can vary greatly across administrations and take long periods of time before the full extent of regulations are adopted. We cannot guarantee we will realize any or all of the anticipated benefits or incentives under any such enacted regulations or legislation, including the IRA. Internal Revenue Service (“IRS”) private letter ruling 201809003 clarified that energy storage is eligible for federal tax credits if charged primarily by qualifying renewable resources.
The IRA adopted in August 2022 contains a number of tax incentive provisions that directly support the adoption of energy storage solutions and services. Before the enactment of the IRA, the Section 48 Investment Tax Credit (“ITC”) did not apply to standalone energy storage projects. The IRA added Section 48(a)(3)(A)(ix) to allow a taxpayer that placed in service a standalone energy storage technology with a minimum capacity of 5 kWh to claim the ITC, if certain requirements are met. Energy storage technology that is placed in service after December 31, 2022 and started construction for U.S. federal income tax purposes prior to January 1, 2025, may claim the ITC under Section 48(a). To qualify for the full ITC rate of 30%, an energy storage project will need to satisfy certain labor requirements relating to the payment of prevailing wages and use of apprentices, or have started construction for U.S. federal income tax purposes prior to January 29, 2023. If these requirements are not met, the project may be eligible only for a base rate of 6%. The existing energy ITC will be replaced by a Clean Electricity Investment Tax Credit (CEITC) or “tech neutral” regime, which is available for any investment in a qualified storage facility that is placed in service after calendar year 2024 (certain labor requirements will still apply). The IRA also included bonus credits associated with the ITC, which may be relevant to our business. There is a 10% bonus credit for projects located in certain areas designated as energy communities, an additional 10% bonus credit for projects utilizing products which collectively meet certain minimum domestic content requirements, and a 10% or 20% bonus credit for certain projects less than 5 MW located in a low-income community or that serve low-income community members. Finally, the IRA included a manufacturing production tax credit for specific renewable energy and battery storage related products and components manufactured in the U.S.
We believe we may be positioned to benefit from the bonus credits related to the energy storage systems we intend to own and operate and will stimulate demand for our customers to invest in more energy storage systems. To date, the IRA regulations, proposed regulations and/or guidance issued by the U.S. Department of Treasury and Internal Revenue Service associated with these various tax credits, including but not limited to the ITC, domestic content bonus credit, energy community bonus credit, and manufacturing production tax credit have provided some substantive clarity. However, we are continuing to seek additional clarity on certain aspects of IRA guidance and/or regulation via updated guidance and future proposed and/or final regulations. The potential impact from the change in the U.S. presidential administration to any existing regulations, including any potential ramifications for the IRA and the various tax incentive provisions as well as other government and tax incentives for clean energy and energy storage in the United States, is uncertain at this stage. Some of the guidance and rulemaking enacted under the Biden Administration could be changed or modified by the Trump Administration, creating uncertainty with respect to implementation of the IRA. It remains uncertain whether Congress will modify or repeal the IRA in connection with the budget reconciliation process or otherwise. Accordingly, no assurance can be given that our projects will be eligible for tax credits or other benefits under the IRA.
Finally, recent U.S. tariff policy changes may impact our business and results of operations. The Section 301 tariff rate on lithium-ion non-EV batteries imported from China has been amended several times since the beginning of 2025 and may continue to change. These changes specifically target "batteries" as defined by U.S. Customs and Border Protection, encompassing the cubes, modules, and certain types of cells. The tariff rate on battery "parts"–including separators, electrolytes, cans, and electrodes is expected to remain at its current 25% level.
There is currently much uncertainty relating to potential changes to U.S. tariff policy. In particular, the U.S. government’s recent imposition on tariffs on all imported steel may increase our costs. Changes to U.S. tariff policy may adversely impact our supply chain as well as our supply chain strategies detailed herein, both domestically and internationally, which may then have a adverse impact on our results of operations and business.
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
In 2024, the Company received a corporate sustainability assessment score of 68 (out of 100) as reported in the 2024 S&P Global Environmental, Social, and Governance (ESG) Ratings, ranking Energy Vault in the 98th percentile in the industry. The three key pillars of the Company’s sustainability strategy are (i) Purpose, (ii) Products, and (iii) Partnerships.
Purpose
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
Products
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
We demonstrate our commitment to resource preservation and environmental impacts by investing resources into the research and development of low carbon, innovative materials and construction practices. We have performed several material science projects to reduce the carbon content of materials, introduce the use of waste materials in our mobile masses for gravity energy storage, help understand end-of-life management for our energy storage solutions, and help contribute to a circular economy. To date, we have completed lifecycle assessments on G-Vault and B-Vault solutions based on ISO 14040 standards, and we plan to conduct life cycle assessments on other energy storage system technologies as they are developed.
Partnerships
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
Employees
As of December 31, 2024, we employed 158 full-time employees and five part-time employees, distributed across six different countries. None of our employees are represented by a labor union or collective bargaining agreement. We have not encountered any employment-related work stoppages, and we believe we maintain strong relations with our employees.
Culture and Engagement
Energy Vault continued providing a comprehensive series of workshops in 2024, known as the Energy Vault Way Culture Series. These workshops focused on effectively communicating Energy Vault’s purpose, vision, mission, and values, with a specific emphasis on nurturing a culture of recognition and continuous feedback. To enhance these initiatives, we also introduced the Culture Corner in 2024. providing employees with additional resources to support the topics covered in the Energy Vault Culture workshops.
Compensation and Benefits
We offer our employees comprehensive and competitive compensation and benefits, and we strive to support our employees in all aspects of their lives. Our compensation programs are designed to reinforce our growth agenda and our talent strategy, as well as to drive a strong connection between the contributions of our employees and their compensation.
We believe our compensation packages provide the appropriate incentives to attract, retain, and motivate our employees. We provide base pay that is competitive and that aligns with employee positions, skill levels, experience, and geographic location. In addition to base pay, we seek to reward employees with annual incentive awards and equity awards.
We also offer competitive employee benefits packages, which vary by country and region. These employee benefit packages may include: 401(k) plan, pension plan, core and supplemental life insurance, medical and dental insurance, vision insurance, health savings accounts, vacation pay, holiday pay, and parental leave.
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
•Changes to United States tariff and import/export regulations.
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
•Our B-Vault, B-Nest, G-Vault and H-Vault products are based on established principles that are deployed in a novel way to create new technologies to store energy and potential customers may be hesitant to make a significant investment in our technology or abandon the technology they are currently using.
•Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.
•We are an early-stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future, and we may not be able to achieve profitability in the future.
•Our total backlog, bookings, and developed pipeline may not be indicative of our future revenue, which could have a material adverse impact on our business, financial condition, and results of operations.
•Our developed pipeline of awarded or shortlisted third-party EPC, EEQ, and long-term service opportunities, and the long-term economics associated with potential projects identified for our own and operate portfolio, may be subject to change and be impacted by anticipated equipment and commodity costs, tariffs, as well as changes in foreign currency exchange rates in markets in which we source materials or conduct business.
•As we conduct business in a host of geographies and may engage in activity with those operating sensitive energy infrastructure, including markets subject to capital controls, our ability to collect payments or conduct business may be impacted or change without advance notice.
•Our energy storage products involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could harm our business. Moreover, the long sales cycles for our energy storage products may cause us to incur significant expenses without offsetting revenues.

•Our owned projects are based on our estimates of construction costs, timelines, future revenues, and operating costs. If those estimates are inaccurate, our anticipated revenues and profits may be materially and adversely effected.
•Our systems include complex software and technology systems and do not have a meaningful history of operation, and there can be no assurance such systems and technology will perform as expected or that software, engineering or other technical defects will not be discovered until after a system is installed and operated by a customer or by us. If our energy storage systems contain manufacturing or construction defects, our business and financial results could be harmed. In addition, the development and updating of these systems will require us to incur potentially significant costs and expenses.
•If any of our products are or are alleged to be defective in design or manufacturing or experience other failures, we may be compelled to undertake corrective actions, which could adversely affect our business, prospects, operating results, reputation and financial condition.
•If we fail to protect, defend, maintain, or enforce IP rights on which our business depends, including against existing or future competitors, our growth and success may be adversely affected.
•Third parties may assert that we are infringing upon their IP rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Risks Related to Our Business and Our Industry
Our limited operating history and our rapidly evolving industry make it difficult to evaluate our business, the risks and challenges we may face and future prospects.
Prior to the first half of 2022, we focused principally on developing and proving our fundamental gravity energy storage technology, marketed as our G-Vault products, which we are seeking to further refine and commercialize. Beginning in 2022, we expanded our offerings to include BESSs and HESSs. In 2024, we launched our B-Nest product. To date, we have only completed three BESSs and one GESS, which was the EV1 Tower in Lugano, Switzerland (the “EV1 CDU”), which served as a commercial demonstration unit until its decommissioning in September 2022. As a result, we have a limited history operating our business and constructing energy storage systems, and therefore a limited history upon which you can base an investment decision.
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
As we develop and own more storage projects ourselves, we make projections about construction costs and timelines, and future revenues and operating costs. The profitability of our projects are highly sensitive to these projections and if our actual results or performance differ materially from our projections, then the profitability of our owned projects could be materially less than our projections or result in losses to the Company.
Our business model depends on acceptance of our technology by our customers, retaining existing customers, and the success of our business model.
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
Any future energy storage deployments may incur more costs than we expect. Our business, reputation, results of operations and financial condition may be materially adversely affected if we do not successfully implement our systems or to the extent that such implementation occurs later or costs more than we expect, or if innovations by our competitors achieve broader or earlier market acceptance. Examples of costs that we cannot control include the costs of electronics due to global allocation shortages or costs associated with construction delays.
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
We rely heavily on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. When fully operational, our energy storage systems will consist of large-scale machinery comprised of many components assembled on-site for our customers or for our owned projects. The components of our energy storage systems are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our energy storage systems or their constituent components may significantly affect the intended operational efficiency and performance. In addition, our energy storage systems may need to be decommissioned from time to time, and the related costs could be significant given the size and complexity of our energy storage systems. Operational performance and costs, including those related to project stoppage, can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with construction, commissioning, testing or decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to demonstration facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
Furthermore, in recent periods, our internal operations have grown in complexity. We may in the future continue to grow our operations, both in terms of complexity and headcount. Any continued growth could increase our operational costs and failure to manage such growth could lead to additional costs in the future.
Our energy storage systems have significant upfront costs. We will need to obtain financing to fund our own projects and our customers may need to obtain financing to help finance purchases. If we or our customers are unable to procure third-party financing or if the cost of such financing exceeds our estimates, our business would be adversely affected.
Our energy storage systems have significant upfront costs, and certain customers may need, or may prefer to acquire, third-party financing to purchase our systems. We will need to obtain third-party financing to continue our transition to owning assets as well as selling energy storage products.
Therefore, our growth, including the deployment of our energy storage systems, may to an extent depend on our own and our customers’ ability to attract third-party financing partners. The ability to obtain third-party financing depends on many factors that are outside of our control, including the ability of third parties to utilize tax credits and other government incentives, interest rate and/or currency exchange fluctuations, the borrower’s perceived creditworthiness and the condition of credit markets generally. We expect that the financing of customer purchases of our energy storage systems or our own projects will be subject to customary conditions such as the borrower’s credit quality, and if these conditions are not satisfied, such customers may be unable to finance purchases of our energy storage systems and we may not be able to fund our own projects, which would have an adverse effect on our revenue. To the extent neither our customers or us are able to arrange future financings for any of our current or potential projects, our business would be negatively impacted.
In attempting to attract new customers to support our growth, we intend to refine our customer agreements based on experience. Moreover, new types of product offerings may require our customers to find partners willing to finance these new projects, which may have different terms and financing conditions from prior transactions. If the terms of these transactions or the structure of these projects fails to attract financiers, we may not be able to proceed with growing our business and our potential for growth may be limited. Additionally, financing options are also limited by the borrower’s willingness to commit to making fixed payments regardless of the performance of the energy storage systems or our performance of our obligations under the customer agreement.
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
If we or our customers are unable to procure financing partners willing to finance deployments of our products or if the cost of such financing exceeds our estimates, our business would be negatively impacted.
The economic benefit of our energy storage systems to us and to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
The electricity stored and released by our systems may not currently be cost-competitive in some geographic markets, and we may be unable to reduce our costs to a level at which our energy storage systems would be competitive in such markets. To the extent that either we as an owner or our customers anticipate selling power into markets as a merchant generator, our customers and the Company may not be able to achieve the anticipated level of revenues and profits. As such, unless the cost of electricity in these markets rises or we are able to generate demand for our energy storage systems based on benefits other than electricity cost savings, our potential for growth may be limited.

Our energy storage systems’ performance may not meet our customers’ expectations or needs.
Our energy storage systems will be subject to various operating risks that may cause them to generate less value for our customers than expected. These risks include a failure or wearing out of our equipment or the equipment that our equipment connects into, an inability to find suitable replacement equipment or parts, or disruption in our distribution systems. Any extended interruption or failure of our projects or our customer’s projects, including systems we operate under long term service agreements, for any reason to generate the expected amount of output could adversely affect our business, financial condition and results of operations. In addition, our customers’ willingness to acquire additional systems or services from us may be impacted in the future if any of our systems incur operational issues that indicate expected future cash flows from the system are less than the carrying value. Any such outcome could adversely affect our operating results or ability to attract new customers.
If our estimates of the useful life for our energy storage systems are inaccurate or we do not meet service and warranties and performance guarantees, our business and financial results could be adversely affected.
We provide limited warranties and performance guarantees for our energy systems. We make investment decisions for our owned projects based in part on an estimate of the useful life of our products. To date, we have deployed three operational BESSs and our estimates about product performance and life may prove to be incorrect. Failure to meet these warranties and performance guarantee levels for our customers may require the purchase price to be adjusted downward based on agreed-upon performance targets, or require us to make cash payments to the customer based on actual performance, as compared to expected performance. Failure to meet these expected performance levels on our owned projects could materially and adversely impact the expected performance of such projects.
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
Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. To date, we have only deployed three operational energy systems. While our contracts do provide that our customers will be obligated to pay us certain fees in the event of termination for their convenience, such fees may not be sufficient to cover our costs and we would not realize the expected revenue associated with such cancelled contracts. Potential and contracted customers may abandon their indications of interest, or fail to honor contractual obligations and non-binding letters of interest may be cancelled or delayed by a customer for any reason or its terms may be amended in a manner adverse to us in connection with negotiating a definitive sales agreement. For that reason, there can be no assurance that any current or future indications of interest (including awards, submitted proposals or short-lists) or non-binding letters of intent will result in binding orders or sales. Furthermore, in light of our limited operating history, it is difficult for us to predict the rates at which the non-binding letters of intent or other indications of interest in our pipeline will result in binding orders or sales. It is also difficult for us to predict how quickly we will be able to fill binding orders in the event that we obtain multiple orders. In addition, revenue is expected to be recognized in stages, and customers may in some cases delay actual cash payments regardless of progressive billings. Additionally, a customer’s ability to make payments could decline during the sales process, even to the point of insolvency or bankruptcy. As a result, our operating results and cash flow may be materially lower than we expect.
Our future growth depends upon our ability to maintain relationships with third parties, and the terms and enforceability of many of these relationships are not certain.
We expect to rely on engineering, procurement, and construction, or EPC, firms as third-party general contractors to install energy storage systems at our own and our customers’ sites. We are likely to work with a limited number of such EPC firms, which may impact our ability to facilitate installations as planned. Our work with contractors or their sub-contractors may have the effect of our being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation and other union requirements, which can add costs and complexity to an installation project. In the future, the timeliness, thoroughness and quality of installation-related services performed by our general contractors and their sub-contractors may not meet our expectations and standards and it may be difficult to find and train third-party general contractors that meet our standards at a competitive cost.
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
We rely on a limited number of third-party suppliers for some of the components and raw materials such as steel, cement, polymers and, in certain cases, coal ash waste and retired wind turbine blades, and other materials that may be of limited supply for our G-Vault products and batteries, inverters, enclosures, and transformers for our BESSs. If any of our suppliers fail or are unable to provide sufficient components or raw materials at the level of quality required, or if our suppliers fail or are unable to or unwilling to provide us with the contracted quantities (as we have limited or in some case no alternatives for supply), or if our suppliers cancel the contracted quantities without sufficient lead time to order the materials from another supplier, or if our suppliers fail or are unable to deliver the components or raw materials in a timely manner, then delays, cancellations, penalty payments, or damage to our reputation could occur, which could have a material adverse effect on our business and our results of operations. If we fail to develop or maintain our relationships with any of our suppliers, or if there is otherwise a shortage, lack of availability, or cancellation of the purchase of any required raw materials or components, we may be unable to manufacture our energy storage systems or such products may be available only at a higher cost or after a long delay.
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
A primary potential use case for our energy storage systems involves interconnection with electric distribution and transmission facilities owned and operated by regulated utilities, and independent system operators, necessary to deliver the electricity that our energy storage systems produce. A failure or delay in the operation or development of these distribution or transmission facilities could result in a loss of revenues or breach of a contract because such a failure or delay could limit the amount of electricity that our energy storage systems deliver or delay the completion of our construction projects. In addition, certain of our energy storage systems’ generation may be curtailed without compensation due to distribution and transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular project’s potential. Such a failure or curtailment at levels above our expectations could adversely affect our business.
Our business is subject to risks associated with construction, cost overruns and delays, including those related to obtaining government permits and approvals, electrical interconnection, and other contingencies that may arise in the course of completing installations.
Our business is subject to risks relating to construction, cost overruns and delays. The installation and operation of our energy storage systems at a particular site is generally subject to oversight and regulation in accordance with national, state, tribal, and local laws and ordinances relating to building codes, health and safety, environmental protection, Federal Energy Regulatory Commission (“FERC”) and specific Independent System Operators regulation and related matters, and typically requires obtaining and keeping in good standing various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over energy storage system installations, to design our energy storage systems to comply with these varying standards, which may change over time, and for us and our customers to obtain all applicable approvals and permits. We cannot predict whether or when all permits and approvals required for a given project will be granted or whether the conditions associated with the permits and approvals will be achievable. The denial of a permit or approval or utility connection that is essential to a project or the imposition of impractical conditions would impair our or our customer’s ability to develop the project. In addition, we cannot predict whether the permitting and approvals process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our or our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage systems and could therefore adversely affect the timing of the recognition of revenue related to hardware acceptance by our customer, or our own ability to generate revenue from our owned projects which could adversely affect our operating results in a particular period. Delays relating to constructions may also bring about cost overruns, which could further adversely affect our business.
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
The size of our G-Vault products may negatively impact our ability to enter into contracts with customers or obtain government permits and approvals.
Our G-Vault products require a considerably larger space for their deployment than comparable systems based on certain technologies such as lithium-ion technology, and this can result in a significant delay in the permitting process. In addition, the size of our G-Vault products may represent an impediment for deployment in denser areas or areas with restrictions on the height of buildings. And, in light of the size of our systems, we generally require hard soil or the ability to get to bedrock in order to deploy our systems. These factors may negatively impact our ability to enter into customer contracts or obtain government permits and approvals, each of which may materially affect our business.
Our G-Vault, H-Vault, and B-Nest products are based on established principles that are deployed in a novel way to create new technologies to store energy and potential customers may be hesitant to make a significant investment in our technology or abandon the technology they are currently using.
The design of our G-Vault, H-Vault, and B-Nest products are based on established principles that are deployed in a novel way; the products are intended to provide longer energy storage durations than are provided by other types of energy storage systems.
Potential customers who previously invested in alternatives to our innovative products may not deem a transition to our existing or future advanced energy storage solutions to be cost-effective. In particular, recently the costs of lithium-ion batteries has declined precipitously making our advanced products less cost efficient in comparison. Moreover, given the limited history of our advanced products, potential customers may be hesitant to make a significant investment in our products. Our business, results of operations, financial condition and prospects could be adversely affected to the extent that customers, for any reason, do not adopt our systems or migrate to our systems from another energy storage technology.
We face additional risks to the extent that customers choose to purchase energy storage and dispatch of electricity from systems we build and in which we retain an ownership interest rather than purchase an energy storage system.
In certain circumstances we enter into tolling arrangements in which customers purchase the energy storage and dispatch of electricity from us while we retain an ownership interest in the system. To date, we have entered into two such tolling arrangements, but we are actively looking at additional opportunities.
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
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, and/or business partners, which may adversely impact our operations. While many stakeholders expect companies to pursue ESG initiatives, others may seek to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. In addition, there are also increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. We may ultimately be subject to regulations that are not uniform in nature or reflective of shared regulatory goals. Our efforts to respond to varying requirements may not be successful and/or may subject us to additional stakeholder engagement. This and other stakeholder expectations will also likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Should we pursue acquisitions in the future, it would be subject to risks associated with acquisitions.
We may acquire additional assets, products, technologies, or businesses that are complementary to our existing business. In particular, we are actively seeking new opportunities for our Build-Own-Operate model. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into our own business would require attention from management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.
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
•greater difficulties in securing or enforcing our IP rights in certain jurisdictions, or greater chance of potential infringement of third-party IP rights in new jurisdictions;
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
•changes in tariffs and import/export regulations imposed by local governments;
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
Our future growth is dependent upon the pace and depth of energy storage technologies, which are emerging industries, as well as our competition. If the markets for energy storage do not develop as we expect, or if they develop more slowly than we expect, our business, prospects, financial condition and operating results could be adversely affected.
Our future growth depends upon factors in our industry, including with respect to our competition, the speed at which the market adopts energy storage for grid reliability, our ability to penetrate such market and the state of energy storage technologies. Because energy storage is an emerging industry, it is evolving and characterized by rapidly changing technologies, changing government regulation and industry standards, and changing consumer demands and behaviors. If this market does not develop as we expect, including if it develops more slowly than we expect, demand for our energy storage systems or any digital platform that we may develop, our business, prospects, financial condition and operating results could be adversely affected.
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
We intend to continue committing significant resources to establish a competitive position. There is no assurance we will successfully identify the right partners, or that products and technologies developed by others will not render our energy storage systems and any digital platform that we may develop obsolete or noncompetitive, any of which would adversely affect our business, prospects and operating results.
If we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, including a highly skilled and diverse management team with experience in the energy storage sectors, our ability to compete and successfully grow our business could be harmed.
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products and services, including with respect to our prototype products, and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Robert Piconi, our Chief Executive Officer. None of our key employees is bound by an employment agreement for any specific term. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the renewable energy and energy storage industry in the U.S., Australia, and Switzerland, where our offices are located. Our failure to attract and retain our executive officers and other key technology, sales, marketing and support personnel, could adversely impact our business, prospects, financial condition, and operating results.
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
As of December 31, 2024, we employed 158 full-time employees and 5 part-time employees, none of whom are represented by unions or collective bargaining agreements. If a union sought to organize any of our other employees, such organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees. Additionally, the EPC firms that we rely upon to install our energy storage systems may have employees represented by unions or collective bargaining agreements. Any work stoppages and/or slowdowns by certain of our employees or certain employees at the EPC firms we contract with, could adversely affect our ability to serve our customers.
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
A significant downturn in the domestic or global economy may cause our customers to pause, delay, or cancel spending on our offerings or seek to lower their costs by exploring alternatives. Reductions in energy demand due to economic downturns or increased interest rates can make projects in which we invest to be less profitable than our expectations, if at all. To the extent purchases of our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in energy storage spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
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
The productivity of our facilities or our customers’ facilities, the operation of our supply chain, the demand, performance and availability of our products, our services, our systems and our business in general may be affected by factors outside of our control, which could result in harm to our business and financial results.
The productivity of our facilities or our customers’ facilities, the operation of our supply chain, the demand, performance and availability of our products, our services, our systems and our business in general could be adversely affected by events outside of our control, such as natural catastrophic events, geographical instability, wars, and other calamities. We cannot assure you that, collectively, our process and procedures to recover from a disaster or catastrophe will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, cyberattacks and other information security incidents, break-ins, war, riots, terrorist attacks, pandemics, or similar events outside of our control, certain of which may become more frequent or intense as a result of climate change. The severity of such factors and frequency at which they occur are also outside our control. If such factors occur our business, financial condition and results of operations, including revenues, could be materially adversely affected.
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
A portion of the current and expected demand for renewable energy results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or non-aligned countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as concerns about climate change resulting in part from the burning of fossil fuels. We believe that our energy storage systems promote grid reliability, even when fossil fuels are used to generate electricity, but energy storage projects are particularly suited for intermittent alternative energy sources like wind and solar. If the cost of gasoline and other petroleum-based fuel decreases significantly, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy or there is a change in the perception in the cost-benefit analysis regarding the effects of burning fossil fuels on the environment, the demand for renewable energy, including energy storage products such as ours, could be reduced, and our business and revenue may be harmed.
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
In future periods, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal control over financial reporting are identified, we may be required to restate our financial statements and could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and the price of our common stock.
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
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2024 and 2023, we had accumulated deficits of $383.8 million and $248.1 million, respectively, and net losses of $135.8 million and $98.4 million, respectively, for the years ended December 31, 2024 and 2023. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future and there is no guarantee that we will achieve or maintain profitability. Our ability to achieve and maintain profitability in the future will depend on a number of factors, including:
•successfully implementing our products on a commercial scale;
•achieving meaningful sales volume;
•the successful and timely development of our suite of software solutions;
•attracting customers;
•expanding into geographical markets;
•our ability or the ability of future customers to obtain financing in a timely basis and with attractive terms to enable them and us to develop energy storage technologies;
•the cost of producing our energy storage systems;
•successful continued development and deployment of our energy storage systems, including our B-Vault, B-Nest, G-Vault, and H-Vault products;
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
•fluctuations in the costs of steel and raw materials, including due to the enactment of tariffs under the new U.S. presidential administration and retaliatory tariffs in response thereto; and
•delays associated with obtaining construction permits and potential regulatory review.
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
The development, design, construction, and sale of our energy storage systems is a capital-intensive business. As a result, we can be expected to continue to incur substantial operating expenses without generating sufficient revenues to cover expenditures. As we transition to owning our own energy storage assets, our capital needs will continue to increase. Over time, we may need to raise additional funds, including through entry into new joint venture arrangements, through the issuance of equity, equity-linked or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as capital expenditures on our owned projects, research and development relating to our products and technologies, the construction and tooling of prototypes, the implementation of our systems for our future customers, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected. Disruptions in the global capital markets and credit markets as a result of an economic downturn, economic uncertainty, changing interest rate yield curves, changing or increased regulations, or failures of significant financial institutions could adversely affect our cash resources or access to additional capital needed for business in the future.
The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits are invested in money market funds holding U.S. Treasury bills, and similarly rated agency indebtedness.
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
This lengthy decision making process is followed by substantial fulfillment periods. Currently, we believe the time between the entry into a sales contract with a customer and the installation of our BESSs could range from 9 to 18 months, subject to significant risks.
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
Our backlog represents contracted but unrecognized revenue from projects and services yet to be completed, unrecognized revenue or other income from IP licensing agreements, and unrecognized revenue from tolling arrangements. Backlog includes any potential future variable payments from tolling and offtake arrangements that the Company believes is probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable. Potential future IP royalties are not included in backlog. As of December 31, 2024, backlog totaled $433.9 million. Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Effective in the second quarter of 2024, we updated our methodology for computing backlog. Under our previous methodology, our backlog was equivalent to our remaining performance obligations under U.S. Generally Accepted Accounting Principles (“GAAP”). We believe our new methodology for computing backlog allows us to better evaluate the growth of our Company and estimate future revenue.
Bookings represent the total aggregate contract value and total MWhs to be delivered from customer contracts signed during the period, net of the total aggregate value and total MWhs of contracts that were cancelled during the period and is calculated using the same methodologies as our backlog. For the year ended December 31, 2024 bookings totaled $223.9 million.
Developed pipeline represents uncontracted, potential revenue, from third-party projects where potential prospective customers have either awarded the Company a project or shortlisted the Company for consideration, but not, in either case, having awarded the Company a binder order. Developed pipeline also includes potential tolling revenue from projects where the Company is in advanced negotiations to build, own, and operate energy storage systems. Developed pipeline is an internal management metric that we construct using information from our global sales team and is monitored by management to understand the potential anticipated growth of our Company and to estimate potential future revenue. Developed pipeline is influenced by the prevailing foreign exchange rates and equipment prices and may vary from period to period if these inputs change. As of December 31, 2024, developed pipeline totaled $2.1 billion.
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
As of December 31, 2024, we had $122.8 million, $35.8 million, and $9.8 million of federal, state and foreign net operating loss (“NOL”) carryforwards, respectively, that will generally carry forward to offset future taxable income (if any), until such NOLs expire (if at all). The federal NOL carryforwards do not expire, but are subject to limitation on their use equal to 80% of the taxable income in the year of use. The state NOL carryforwards will begin to expire in 2038. $6.8 million of the foreign net operating loss carryforwards do not expire. The remaining foreign net loss carryforwards begin to expire in 2025. The remaining foreign net loss carryforwards begin to expire in 2025. Additionally, as of December 31, 2024, the Company had federal and state research tax credit carryforwards of and $2.3 million and $0.6 million, respectively. The federal research tax credit carryforwards will begin to expire in 2042 and the state tax research credits do not expire.
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
For the year ended December 31, 2024, the Company recognized $11.7 million in impairment charges on our investment in KORE Power, Inc. due to a decline in their financial performance.

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
We have customers and subsidiaries located in jurisdictions that impose or may impose controls on the convertibility of the local currency into foreign currencies and, in certain cases, the remittance of currency out of the jurisdiction. Therefore, we may experience delays, restrictions or limitations in completing the administrative procedures necessary to obtain and remit foreign currency to the Company, which could have a material effect on our liquidity and our business. Shortages in the availability of foreign currency in countries in which we transact, or the impossibility or difficulties in complying with the requirements and approvals of local authorities may delay, restrict or limit the ability of our customer to covert the amount owed to us to U.S. dollars and remit such amount to us, thus materially affecting our liquidity and business.
Risks Related to Our IP and Technology
We may be unable to protect, defend, maintain or enforce IP rights on which our business depends, including as against existing or future competitors, which may adversely affect our growth and success.
We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and other contractual provisions with our customers, suppliers, employees, and others to establish, maintain, and enforce our IP and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our IP rights may not be adequate. For example, our owned or licensed IP rights could be challenged, invalidated, or circumvented, and we may be unable to detect when our IP rights are infringed or misappropriated. Additionally, we may be unable to effectively assert our IP rights or our IP rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition or operating results.
The laws of some countries do not protect IP rights as fully as do the laws of the United States. Therefore, our IP rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our IP rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Further, we have not established our IP rights in all countries in the world, and competitors may copy our designs and technology and operate in countries in which we have not prosecuted out IP. Failure to adequately protect our IP rights could result in our competitors using our IP to offer products, and competitors’ ability to design around our IP would enable competitors to offer similar or better energy storage products, in each case potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results.
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
We intend to continue to regularly assess opportunities for seeking patent and other IP protections for certain aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, our ability to do so may be limited until such time as we are able to generate sufficient cash flow from operations or otherwise raise sufficient capital to continue to invest in our IP. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees, which may result in loss of our patent rights if we are unable to pay. If we are unable to so invest in our IP, our ability to protect it or prevent others from infringing on our proprietary rights may be impaired.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which could increase our costs and may adversely affect our business, our prospects, and our operating results.
We may be subject to third-party claims of infringement, misappropriation or other violation of IP rights, or other claims challenging our agreements related to IP, which may be time-consuming and costly to defend, and could result in substantial liability.
Companies, organizations, or individuals, including our competitors, hold numerous patents or other IP rights related to technology used in our industry, some of which may prevent, limit, or interfere with our ability to make, use, develop, or sell our products or services, which could make it more difficult for us to operate our business. Those holding IP rights allegedly relating to our products or services could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights by seeking royalties or injunctions, which may become more likely if we gain greater recognition in the market. If a claim is successfully brought in the future and we or our products or services are determined to have infringed, misappropriated, or otherwise violated a third party’s IP rights, we may be required to do one or more of the following:
•cease selling or using our products or services that incorporate the challenged IP;
•pay substantial damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);
•obtain a license from the holder of the relevant IP rights, which may not be available on reasonable terms or at all; or
•redesign our products, services, or means of production, which may not be possible or cost-effective.
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
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed proprietary information or know-how of their current or former employers or claims asserting ownership of what we regard as our own IP rights.
Many of our employees, consultants, and advisors are currently or were previously employed or engaged at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed IP rights, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable IP rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of IP rights to execute agreements assigning such IP rights to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops IP rights that we regard as our own. Additionally, the assignment of IP rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our IP rights. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
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
In the ordinary course of our business, we collect, store, and transmit confidential information, including IP, proprietary business information, and personal information of customers, our employees, and contractors (collectively, “Confidential Information”). We also rely on computer systems, hardware, software, technology infrastructure, and online sites and networks for both internal and external operations that are critical to our business and the operation of our energy storage systems (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information, including computer malware and viruses (e.g., ransomware), malicious code, misconfigurations, bugs or other vulnerabilities, physical or electronic break-ins, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks and attacks by sophisticated nation-state and nation-state-supported actors, terrorism, war, infrastructure changes and capacity constraints, telecommunication and electrical failures, and similar attacks or disruptions. Any of these could lead to interruption and delays in our services and operations and the loss, misuse or theft of Confidential Information.
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
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, any successful attempt by cyber-attackers or other disruption to our services or IT Systems, could harm our business, result in regulatory investigations and enforcement actions, expose us to legal liability, cause us to incur material costs, including to provide required notifications to third-parties including data subjects, result in the misappropriation of funds or other IP, be expensive to investigate and remedy and damage our reputation or brand and ability to attract and retain customers. Insurance may not be sufficient to cover significant expenses and losses related to cyberattacks or other interruptions to our systems. Efforts to prevent cyber-attackers from entering IT Systems are expensive to implement, and there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information, and we may not be able to ensure the implementation or enforcement of the same with respect to our third-party vendors.
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
To date, we have deployed three fully operational BESSs. Our products may contain defects in design, engineering, or construction that may cause them not to perform as expected or may require repair. Additionally, our energy storage systems use a substantial amount of software to operate which may require modification and updates over the life of such systems. Software products are inherently complex and often contain defects and errors when first introduced. These defects and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. Additionally, it is difficult for us to evaluate the manufacturing and construction of our energy storage systems until there are working examples that have been manufactured, constructed, and used by us and/or our customers.
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
Risks Related to Government Regulation
Changes to U.S. tariff and import/export regulations may have a negative effect on our business, financial condition and results of operations.
The United States has recently enacted and proposed to enact significant new tariffs, as well as changes to existent tariffs. In particular, the Section 301 tariff rate on lithium-ion non-EV batteries imported from China has been amended several times since the beginning of 2025 and may continue to change.
Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion, commentary, and action regarding potential significant changes to U.S. trade policies, treaties, and tariffs. Effective March 4, 2025, the U.S. implemented a 25% additional tariff on imports from Canada (subject to certain exceptions for energy or energy resources) and Mexico, and a 20% additional tariff on imports from China. In response to these tariffs, Canada has proposed retaliatory tariffs. On March 6, 2025, the Trump Administration announced that Canadian and Mexican goods covered by the U.S.-Mexico-Canada Agreement would not be subject to the additional 25% tariff until April 2, 2025.
As of the date of this Annual Report, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from Canada, China, and Mexico, as well as retaliatory tariffs enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us. We have operations, customers and suppliers in the U.S., China and other countries.
Our future financial performance may depend on the continued availability of rebates, tax credits and other financial incentives. The reduction, modification, or elimination of government economic incentives could cause our revenue to decline and harm our financial results.
U.S. federal, state, local and foreign governments provide incentives to end users in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation. The range and duration of these incentives varies widely by jurisdiction. Our business may rely on these governmental rebates, tax credits, and other financial incentives to significantly lower the effective price of our energy storage systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. These reductions or terminations may occur without warning. The reduction, elimination, or expiration of such incentives therefore could harm our business and cash flows.
In August 2022, the United States passed the IRA, which includes a number of government incentives that support the adoption of energy storage products and services and are anticipated to benefit the Company and its operations. Forthcoming additional guidance to implement the IRA from the U.S. Department of Treasury and other federal administrative agencies could be drafted in such manner that would not be as anticipated and may be adverse to the Company’s interests and the current U.S. administration has indicated that they will be reducing or eliminating many of these incentives.

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
In addition, maintaining compliance with applicable EHS laws requires significant time and management resources and could cause delays in our ability to build out, equip and operate our facilities as well as service our installed energy storage systems, which would adversely impact our business, our prospects, our financial condition, and our operating results. In addition, EHS laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. We could incur liability under EHS laws and regulations if contamination is discovered in the future at properties formerly or currently owned, leased or operated by us, or properties to which hazardous substances were sent by us. Such liability can be strict, joint and several. We are subject to various occupational health and safety laws which may require us to incur additional costs, disrupt operations, or otherwise adversely impact our business.
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
As of December 31, 2024, our executive officers, directors and their affiliates as a group beneficially own approximately 29.7% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
•a limited availability of market quotations for our securities;
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
We incur increased legal, accounting, administrative and other costs and expenses as a public company. We expect such costs and increases to be increased further after we are no longer an emerging growth company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a significant deficiency or material weaknesses in the internal control over financial reporting), we could incur additional costs to rectify those issues, and the existence of those issues could adversely affect our reputation or investor perceptions.
If, securities or industry analysts cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.
Research and reports that industry or securities analysts publish about the Company, its business, market or competitors may influence the public market for our securities. If securities or industry analysts cease coverage of the Company, the price and trading volume of our publicly traded securities would likely be negatively impacted. If any of the analysts who may cover the Company adversely change their recommendation regarding our securities, or provide more favorable relative recommendations about our competitors, the price of our publicly traded securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on us, the Company could lose visibility in the financial markets, which in turn could cause the price or trading volume of our publicly traded securities to decline.
Because we have no current plans to pay cash dividends on the Company’s common stock for the foreseeable future, you may not receive any return on investment unless you sell the Company’s common stock for a price greater than that which you paid for it.
The Company may retain future earnings, if any, for future operations and expansion and has no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends will be made at the discretion of the

Company’s Board and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Company’s Board may deem relevant. In addition, the Company’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur. As a result, you may not receive any return on an investment in the Company’s common stock unless you sell your shares of common stock for a price greater than that which you paid for it.
The Company may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the Company’s common stock.
As of December 31, 2024, the Company had warrants outstanding to purchase an aggregate 5,166,666 of private warrants. In addition, as of December 31, 2024, the Company was able to issue an aggregate of up to 40,579,962 shares of common stock pursuant to our 2022 Equity Incentive Plan and 8,000,000 shares of common stock pursuant to our 2022 Employment Inducement Plan, which amounts are inclusive of previously granted awards and which may be subject to increase from time to time. The Company may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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
•changes in our dividend policy;
•sales of shares of our common stock by significant stockholders;
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
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors through various corporate actions, including Board nominations and proxy contests. We may become subject to one or more campaigns by stockholders who desire to increase stockholder value in the short term. If we become engaged in a proxy contest with an activist stockholder in the future, our business and operations could be adversely affected as responding to such contests or other activist stockholder actions would be costly and time-consuming, and we would expect that such actions would disrupt our operations and divert the attention of management and our employees from executing our strategic plans and product launch. In addition, if individuals are elected to our Board with a specific agenda or without relevant experience or expertise, it may adversely affect the ability of the Board to function effectively, as well as our ability to effectively and timely implement our strategic plans, which are focused on building stockholder value. Any perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of our business and instability or lack of continuity with respect to our products which may cause concerns for our customers or be exploited by our competitors. As a result, we could experience significant volatility and a decline of our stock price, the loss of potential business opportunities and difficulties in attracting and retaining qualified personnel and customers.
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
The Audit Committee receives regular reports from the Chief Information Officer (“CIO”) on our cybersecurity risks. In addition, the CIO updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
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
Energy Vault’s CIO has more than 25 years of cybersecurity and risk management experience across multiple market verticals, including extensive experience overseeing critical and complex cybersecurity teams spanning multiple federal agencies and private industry. Further, the Audit Committee has a combined twelve years of experience in organizational cybersecurity and risk management.
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
ITEM 2. PROPERTIES
Our principal offices are located in Westlake Village, California, Vienna, Virginia, and Lugano, Switzerland. The Westlake Village office serves as our U.S. headquarters and the Lugano office serves as our international headquarters. The Westlake Village facility consists of 10,042 square feet and is under a lease that expires in December 2029. The Lugano facility is under a lease that expires in July 2027. The Vienna facility is under a lease that expires in January 2026.
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
Holders of Record
At March 28, 2025, there were 119 holders of record of our common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during 2024.
Repurchase of Equity Securities
There were no repurchases of the Company’s equity securities during 2024.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s consolidated results of operations and financial condition as of December 31, 2024 and for the fiscal year ended December 31, 2024. The discussion and analysis should be read together with our audited consolidated financial statements and related notes that are included elsewhere in this Annual report on Form 10-K. This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Annual Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Our Business
Energy Vault provides a diverse technology portfolio of turnkey energy storage platforms, including proprietary gravity, battery, and green hydrogen energy storage hardware technologies, supported by our technology-agnostic energy management system software and integration platform. In 2024, we began a multi-year transition from providing this technology portfolio solely to third parties through a build-and-transfer model or licensing model, to also taking an ownership interest in energy storage assets in select attractive markets. We believe that our experience in the build-and-transfer business, combined with our proprietary energy storage technologies and geographical footprint, uniquely positions us to build and operate storage projects with superior efficiency and reliability.
We incorporate a customer-centric, solutions-based approach toward helping utilities, independent power producers (“IPP”), and large industrial energy users reduce their energy costs while maintaining power reliability. As the global demand for electricity increases and the world transitions to an economy powered by increasingly intermittent renewable energy such as solar and wind, the ability to provide clean, reliable, and affordable electricity to a growing global population will depend heavily on the ability to store and distribute energy at appropriate times. We are striving to create a world powered by renewable resources so that everyone will have access to clean, reliable, sustainable, and affordable energy.

Key Factors and Trends Affecting our Business
We believe that our performance and future success depend upon several factors that present significant opportunities for us, but also pose risks and challenges including those discussed below and in Part I, Item 1A. “Risk Factors.”
Development and Deployment Plan for Third-Party Sales of Energy Storage Products
We primarily rely on two models for project delivery, which are (i) EPC delivery and (ii) EEQ delivery. Under the EPC model, we generally rely on third-party EPC firms to construct our storage systems, under our supervision with dedicated teams tasked with project management. Under the EEQ model, we are responsible for the delivery of the equipment we provide, as well as resolving issues within our scope of supply.
Our cost projections are heavily dependent upon raw materials (such as steel), equipment (such as motors, batteries, inverters, and power electronic devices), and technical and construction service providers (such as engineering, procurement, construction firms).
Energy Storage Industry
The utility-scale energy storage industry is increasing at a rapid pace, driven by increased demand for electricity, global transitions toward renewable energy, and increased focus on grid resilience.
According to a report from the U.S. Department of Energy in December 2024, electricity demand is forecasted to grow substantially in the United States over the next few decades. Electricity demand is expected to be driven primarily by new data centers, artificial intelligence, new manufacturing facilities, electric vehicles, and sector-wide electrification. Electricity demand for data centers alone is expected to grow at a 13% to 27% compound annual growth rate through 2028.
Over the past decade, deployment of renewable energy resources has accelerated and there has been an industry-wide push for decarbonization, which is increasing the demand for grid-scale energy storage. A major obstacle to transitioning to renewable sources of energy such as wind and solar is the intermittent availability of these types of energy sources. Energy storage solutions are needed to balance the production intermittency of variable renewable energy to support a clean-energy future and a balanced electrical grid infrastructure. Both government mandates and companies focused on reducing energy use, cost, and emissions are expected to propel the shift to renewable sources of power.
Additionally, software solutions play a vital role in assisting energy storage owners in managing the growing complexities of renewable energy and energy storage markets. As renewable and energy storage asset portfolios expand globally, these stakeholders will need software solutions that enhance asset performance and boost revenue while reducing total ownership costs.
Our expansion of revenue depends on the ongoing adoption of energy storage solutions by our customers and our ability to source, execute, and operate energy storage projects with attractive economics. The growth of the energy storage market that we address is primarily driven by the decreasing cost of energy storage technologies, government mandates, financial incentives to reduce GHG emissions, and efforts to enhance grid stability and efficiency. These dynamics are driving demand for increased energy storage capacity and duration.
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

Government Regulation and Compliance
Federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations directly affect our owned asset business and indirectly affect our third-party sales business. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the United States, governments continuously modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes could affect our ability to deliver cost savings to our current and future customers for the purchase of electricity.
Each of our owned installations or our customer installations must be designed, constructed, and operated in compliance with applicable federal, state and local regulations, codes, standards, guidelines, policies, and laws. To install and operate energy storage systems on its platform, we, our customers or our partners, as applicable, are required to obtain applicable permits and approvals from local authorities having jurisdiction to install energy storage systems and to interconnect the systems with the local electrical utility.
U.S. Energy Storage Regulation and Legislation
The U.S. Congress is continuously reviewing and passing various climate change proposals, incentives, regulations, and legislation that may support the energy storage industry, including in the form of tax credits and incentives. The implementation of these laws can vary greatly across administrations and take long periods of time before the full extent of regulations are adopted. We cannot guarantee we will realize any or all of the anticipated benefits or incentives under any such enacted regulations or legislation, including the IRA. IRS private letter ruling 201809003 clarified that energy storage is eligible for federal tax credits if charged primarily by qualifying renewable resources.
The IRA adopted in August 2022 contains a number of tax incentive provisions that directly support the adoption of energy storage solutions and services. Before the enactment of the IRA, the Section 48 ITC did not apply to standalone energy storage projects. The IRA added Section 48(a)(3)(A)(ix) to allow a taxpayer that placed in service a standalone energy storage technology with a minimum capacity of 5 kWh to claim the ITC, if certain requirements are met. Energy storage technology that is placed in service after December 31, 2022 and started construction for U.S. federal income tax purposes prior to January 1, 2025, may claim the ITC under Section 48(a). To qualify for the full ITC rate of 30%, an energy storage project will need to satisfy certain labor requirements relating to the payment of prevailing wages and use of apprentices, or have started construction for U.S. federal income tax purposes prior to January 29, 2023. If these requirements are not met, the project may be eligible only for a base rate of 6%. The existing energy ITC will be replaced by a CEITC or “tech neutral” regime, which is available for any investment in a qualified storage facility that is placed in service after calendar year 2024 (certain labor requirements will still apply). The IRA also included bonus credits associated with the ITC, which may be relevant to our business. There is a 10% bonus credit for projects located in certain areas designated as energy communities, an additional 10% bonus credit for projects utilizing products which collectively meet certain minimum domestic content requirements, and a 10% or 20% bonus credit for certain projects less than 5 MW located in a low-income community or that serve low-income community members. Finally, the IRA included a manufacturing production tax credit for specific renewable energy and battery storage related products and components manufactured in the U.S.
We believe we may be positioned to benefit from the bonus credits related to the energy storage systems we intend to own and operate and will stimulate demand for our customers to invest in more energy storage systems. To date, the IRA regulations, proposed regulations and/or guidance issued by the U.S. Department of Treasury and Internal Revenue Service associated with these various tax credits, including but not limited to the ITC, domestic content bonus credit, energy community bonus credit, and manufacturing production tax credit have provided some substantive clarity. However, we are continuing to seek additional clarity on certain aspects of IRA guidance and/or regulation via updated guidance and future proposed and/or final regulations. The potential impact from the change in the U.S. presidential administration to any existing regulations, including any potential ramifications for the IRA and the various tax incentive provisions as well as other government and tax incentives for clean energy and energy storage in the United States, is uncertain at this stage. Some of the guidance and rulemaking enacted under the Biden Administration could be changed or modified by the Trump Administration, creating uncertainty with respect to implementation of the IRA. It remains uncertain whether Congress will modify or repeal the IRA in connection with the budget reconciliation process or otherwise. Accordingly, no assurance can be given that our projects will be eligible for tax credits or other benefits under the IRA.
Finally, recent U.S. tariff policy changes may impact our business and results of operations. The Section 301 tariff rate on lithium-ion non-EV batteries imported from China has been amended several times since the beginning of 2025 and may continue to change. These changes specifically target "batteries" as defined by U.S. Customs and Border Protection, encompassing the cubes, modules, and certain types of cells. The tariff rate on battery "parts"–including separators, electrolytes, cans, and electrodes is expected to remain at its current 25% level.

There is currently much uncertainty relating to potential changes to U.S. tariff policy. In particular, the U.S. government’s recent imposition on tariffs on all imported steel may increase our costs. Changes to U.S. tariff policy may adversely impact our supply chain as well as our supply chain strategies detailed herein, both domestically and internationally, which may then have an adverse impact on our results of operations and business.
Recent Developments
In June 2024, the Company executed an engineer, procure, and construct contract with a customer to build a 200 MW/400 MWh BESS in Australia. Additionally, the Company signed a maintenance agreement with this customer to provide long-term maintenance services on the BESS after construction is completed for a 20-year period.
In June 2024, the Company implemented a series of cost savings measures, expected to result in realized cost savings of $6.0 million to $8.0 million annually. During the year ended December 31, 2024, the Company recognized reorganization costs of $1.6 million, consisting of personnel reduction costs related to these cost saving measures.
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
In October 2024 the Company executed a 10-year offtake agreement with a customer for the Cross Trails BESS that is expected to commence in June 2025. The offtake agreement includes both fixed and variable price components. The aggregate expected remaining future revenue from this contract, including variable fees that the Company believes is probable, is $57.0 million. The variable revenues are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable.
Between October 2024 and March 2025, the Company agreed to loan Stoney Creek BESS Pty Ltd (“Stoney Creek”) up to AUD 8.8 million (or $5.5 million) to assist them in paying for BESS project development related costs. The Company also agreed to provide Stoney Creek a bank guarantee of up to AUD 2.5 million (or $1.6 million) as security for a performance bond. On March 17, 2025, the Company entered into a share purchase agreement to acquire Stoney Creek for a nominal purchase price of one hundred Australian dollars. The closing of the acquisition is subject to regulatory review and approval in Australia. Upon closing of the acquisition, the carrying value of the note receivable is expected to be incorporated as part of the total consideration. As of the filing date of this Annual Report, the Company has loaned Stoney Creek AUD 1.4 million (or $0.9 million).
In October, the Company executed a 100 MW/200 MWh EEQ contract to supply B-Vaults to a customer in Texas. The B-Vaults in this contract were delivered to the customer in December 2024. In December 2024, the Company executed an engineer, procure, and construct contract with a customer to build a 100 MW/200 MWh BESS in Australia. Also in December 2024, the Company executed two EEQ contracts for a combined 366.5 MWhs with a large northeastern public utility in the U.S to supply them with B-Vaults.

Key Operating Metrics
The following tables present our key operating metrics for the periods presented (amounts in thousands unless otherwise noted):

	Year Ended December 31,
	2024	2023
New bookings	$406,183	$334,595
Cancellations	(182,238)	(128,819)
Net bookings	$223,945	$205,776

New bookings (in MWh)	1,281	800
Cancellations (in MWh)	(400)	(400)
Net bookings (in MWh)	881	400

	December 31,
	2024	2023
Developed Pipeline (1)	$2,085,908
Developed Pipeline (in MWh) (1)	9,194
Backlog (2) (3)	$433,886	$275,376
Backlog (in MWh) (2) (3)	1,574	713
__________________
(1) Developed pipeline is a new key operating metric that the Company began tracking during the second quarter of 2024, therefore prior period comparable figures have not been included.
(2) The Company changed its definition of backlog during the second quarter of 2024, therefore the Company has presented the comparable amounts as of December 31, 2023 per the new definition.
(3) As of March 17, 2025, the Company maintains a backlog of $660.0 million and a developed pipeline of $2.1 billion associated with additional business booked subsequent to December 31, 2024, net of any adverse impact associated with prevailing equipment costs (namely from lithium-ion battery prices and changes in foreign currency exchange rates for non-U.S. dollar denominated business).
Bookings
Net bookings represent the total aggregate contract value and total MWhs to be delivered from customer contracts signed during the period (i.e., gross bookings), net of the total aggregate value and total MWhs of contracts that were cancelled during the period. The aggregate contract value includes any potential future variable payments from tolling and offtake arrangements that the Company believes are probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable. Potential future IP royalties are not included in bookings. Due to the long-term nature of our contracts, bookings are a key metric that allows us to understand and evaluate the growth of our Company and our estimated future revenue related to our customer contracts.
Developed Pipeline
Developed pipeline represents uncontracted potential revenue from third-party projects where potential prospective customers have either awarded the Company a project or shortlisted the Company for consideration. It also includes potential tolling revenue from projects where the Company is in advanced negotiations to build, own, and operate energy storage systems. Developed pipeline is an internal management metric that we construct using information from our global sales team and is monitored by management to understand the potential anticipated growth of our Company and to estimate potential future revenue. Developed pipeline is influenced by the prevailing foreign exchange rates and equipment prices and may vary from period to period if these inputs change.
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

Backlog
Backlog represents contracted but unrecognized revenue from projects and services yet to be completed, unrecognized revenue or other income from IP licensing agreements, and unrecognized revenue from tolling arrangements for projects operated by Energy Vault or affiliates. Backlog includes any potential future variable payments from tolling and offtake arrangements that the Company believes is probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable. Potential future IP royalties are not included in backlog. Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Effective in the second quarter of 2024, we updated our methodology for computing backlog. Under our previous methodology, our backlog was equivalent to our remaining performance obligations under GAAP. We believe our new methodology for computing backlog allows us to better evaluate the growth of our Company and estimate future revenue.
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
Key Components of Results of Operations
Revenue
The Company generates revenue from the sale of our energy storage products, the licensing of the Company’s software solutions and IP, and from long-term service agreements to operate and maintain customer owned energy systems. To date, the Company has primarily generated revenue from the sale of our BESSs and from licensing our EVx technology. In addition to these sources of revenue, in the future we expect to generate revenue from tolling arrangements in connection with energy storage systems that we intend to own and operate.
The Company sells its BESSs under (i) an EPC model and (ii) an EEQ model. When the Company sells a BESS under the EPC model, the Company recognizes revenue over time as we transfer control of our product to the customer. Under an EEQ model, the Company recognizes revenue related to equipment sales upon delivery to the customer and service revenue over time as we provide specialized technical services to the customer.
When the Company licenses its IP, revenue is recognized at the point in time at which the customer obtains control of the licensed technology. When the Company licenses its software solutions or provides operation and maintenance services, the transaction price for each contract is recognized as revenue on a straight-line basis over the term of the contract.
Our revenue is affected by changes in the price, volume, and mix of products and services purchased by our customers, which is driven by the demand of our products, geographic mix of our customers, strength of competitor’s product offerings, and the availability of government incentives to the end-users of our products.
Our revenue growth is dependent on continued growth in the number of energy storage systems constructed each year and our ability to increase our share of demand in the geographic regions where we currently compete and plan to compete in the future. Additionally, our revenue growth is dependent on our ability to find attractive projects to build, own, and operate.
Cost of Revenue
Cost of revenue primarily consists of product costs, including purchased equipment, materials and supplies, as well as costs related to subcontractors, direct labor, and product warranties.
Our cost of revenue is affected by underlying costs of equipment and materials such as batteries, inverters, enclosures, transformers, and cables, as well as the cost of subcontractors to provide construction services. We do not currently hedge against changes in the price of raw materials as we do not purchase raw materials. We purchase energy storage system components from our suppliers.
Gross Profit and Gross Profit Margin
Gross profit and gross profit margin may vary from period to period due to the timing of transferring control of significant uninstalled equipment to customers under contracts to sell energy storage systems. When control of significant uninstalled equipment is transferred to customers in a EPC project, the Company recognizes revenue in an amount equal to the cost of that equipment. The profit margin inherent in these materials is deferred until the Company fulfills its obligation to install the materials during construction of the energy storage systems. Generally, margins in an EPC project are lower in the beginning and middle stages as the equipment is delivered, and margins are higher in the later stages as the Company performs the construction, installation, and commissioning services. As a result, gross profit and gross profit margin will vary from period to period.
Additionally, gross profit and gross profit margin may vary from period to period due to our sales volume, product prices, product costs, product mix, geographical mix, and change in estimates for warranty liabilities.
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
Provision for Credit Losses
Provision for credit losses represents the expense recognized to account for potential losses on accounts receivable, contract assets, and customer financing receivable due to customer defaults or credit deterioration. This provision reflects management’s estimate of expected credit losses based on historical trends and forward-looking assessments.
Depreciation and Amortization Expense
Depreciation and amortization expense consists of costs associated with property and equipment, and amortization of intangibles. We expect to invest in additional property, equipment, and other assets as we construct and own energy storage systems, which will result in additional depreciation expense in the future.
Loss on Impairment and Sale of Long-Lived Assets
Asset impairment and loss on sale of assets consists of losses associated with the write-down or sale of property and equipment.
Interest Income
Interest income consists of interest income from our money market funds, interest-bearing savings accounts, customer financing receivable, and convertible note receivable.
Impairment of Equity Securities
Impairment of equity securities relates to impairment of the Company’s investment in KORE Power, Inc. (“KORE”).

Results of Operations
Consolidated Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2024	2023	$ Change
Revenue	$46,199	$341,543	$(295,344)
Cost of revenue	40,012	324,012	(284,000)
Gross profit	6,187	17,531	(11,344)
Operating expenses:
Sales and marketing	15,839	18,210	(2,371)
Research and development	25,999	37,104	(11,105)
General and administrative	62,971	67,910	(4,939)
Provision for credit losses	29,980	150	29,830
Depreciation and amortization	1,058	893	165
Loss on impairment and sale of long-lived assets	336	—	336
Total operating expenses	136,183	124,267	11,916
Loss from operations	(129,996)	(106,736)	(23,260)
Other income (expense):
Interest expense	(123)	(35)	(88)
Interest income	5,537	8,152	(2,615)
Impairment of equity securities	(11,730)	—	(11,730)
Other income (expense), net	566	(173)	739
Loss before income taxes	$(135,746)	$(98,792)	$(36,954)
Revenue
The Company recognized revenue for the product and service categories as follows for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Year Ended December 31,
	2024	2023
Sale of energy storage products (1)	$44,592	$340,292
Operation and maintenance services	1,090	—
Software licensing	402	—
IP licensing	115	735
Other	—	516
Total revenue	$46,199	$341,543
__________________
(1) For the year ended December 31, 2023, $0.4 million in revenue from the sale of spare energy system parts has been reclassified from “other” to “sale of energy storage products.”
Revenue for the year ended December 31, 2024 decreased by $295.3 million to $46.2 million compared to $341.5 million for the year ended December 31, 2023.
The decrease in revenue was primarily driven by a decrease in sales of energy storage products, resulting from a reduction in active BESS projects. In 2023, the Company had three active BESS EPC projects that made substantial progress throughout the year. However, in 2024, no BESS EPC projects experienced significant progress. During 2024, the Company completed the delivery of equipment for a single BESS EEQ project.
In 2024, revenue from operation and maintenance services, as well as software licensing, were new revenue streams for the Company. Revenue from two customers accounted for 75% and 19%, respectively, of the Company’s total revenue for the year ended December 31, 2024.

Cost of Revenue
Cost of revenue for the year ended December 31, 2024 decreased by $284.0 million to $40.0 million compared to $324.0 million for the year ended December 31, 2023.
Cost of revenue decreased due to the reduction in active BESS projects.
Gross Profit and Gross Profit Margin
Gross profit was $6.2 million and gross profit margin was 13.4% for the year ended December 31, 2024, compared to gross profit of $17.5 million and gross profit margin of 5.1% for the year ended December 31, 2023.
Gross profit decreased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a decrease in revenue. However, gross profit margin increased over the same period, driven by higher margins on energy storage product sales and the introduction of higher-margin operation and maintenance services and software licensing. The improvements in margins on energy storage product sales was attributable to the Company’s active BESS EPC projects reaching their final stages in 2024, as opposed to earlier stages in 2023, as well as the Company achieving a higher margin on the EEQ contract in 2024 compared to the margins realized on EPC contracts in the prior year.
Selling and Marketing Expenses
S&M expenses decreased by $2.4 million to $15.8 million for the year ended December 31, 2024, compared to $18.2 million for the year ended December 31, 2023. The decrease was primarily attributable to a decrease in personnel-related expenses of $2.1 million and a decrease in marketing and public relation costs of $0.4 million. The decrease in personnel-related expenses was primarily due to a reduction in headcount.
Research and Development Expenses
R&D expenses decreased by $11.1 million to $26.0 million for the year ended December 31, 2024, compared to $37.1 million for the year ended December 31, 2023. The decrease was primarily attributable to a $5.0 million decrease in personnel-related expenses, a $3.9 million decrease in engineering and development costs, and a $2.5 million decrease in software expenses. These decreases in costs were primarily attributable to a decrease in headcount and a focus on cost control measures.
General and Administrative Expenses
G&A expenses decreased by $4.9 million to $63.0 million for the year ended December 31, 2024, compared to $67.9 million for the year ended December 31, 2023. The decrease was primarily attributable to a $4.6 million decrease in personnel-related expenses, a $1.2 million decrease in software expenses, and a $0.7 million decrease in consulting costs. These cost decreases were primarily attributable to a focus on cost control measures and a reduction in headcount. Partially offsetting these cost reductions was a $1.0 million increase in legal and professional fees.
Provision for Credit Losses
Provision for credit losses increased by $29.8 million to $30.0 million for the year ended December 31, 2024, compared to $0.2 million for the year ended December 31, 2023. The increase in provision for credit losses primarily relates the Company’s refundable contribution contract asset and its customer financing receivable. The refundable contribution for $25.0 million was expected to be collected from the customer by the end of 2024, however the customer did not remit the payment. As a result, the Company increased its allowance for credit losses by $24.0 million in 2024 due to the increased risk of non-collection.
The Company also increased its allowance for credit losses by $4.7 million in 2024 related to its customer financing receivable. The customer did not make the first two scheduled installment payments for $1.5 million each that were due in 2024, therefore the Company increased its allowance for credit losses due to the increased risk of non-collection.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $0.2 million to $1.1 million for the year ended December 31, 2024, compared to $0.9 million for the year ended December 31, 2023. The increase is primarily attributable to capitalized software that was placed into service during 2024.
Loss on Impairment and Sale of Long-Lived Assets
For the year ended December 31, 2024, the Company recognized a loss on impairment and sale of long-lived assets of $0.3 million, comprised of $0.4 million in asset impairments and a $0.1 million gain on the sale of operating equipment. The impairment relates to the write-off of leasehold improvements in the Company’s Westlake Village office due to the

Company relocating its corporate office. The Company did not recognize any gains or losses from impairments or sales of equipment during the year ended December 31, 2023.
Interest Income
Interest income decreased by $2.6 million to $5.5 million for the year ended December 31, 2024, compared to $8.2 million for the year ended December 31, 2023. The decrease in interest income is primarily due to a decrease in interest income from our money market funds.
Impairment of Equity Securities
For the year ended December 31, 2024, the Company recognized $11.7 million in impairment charges on its investment in KORE due to a decline in KORE’s financial performance. There was no such impairment charge in 2023.
Other Income (Expense), Net
Other income (expense), net improved by $0.7 million to other income, net of $0.6 million for the year ended December 31, 2024 compared to other expense, net of $0.2 million for the year ended December 31, 2023. The improvement in other income (expense), net is primarily due to a $1.5 million gain that resulted from the derecognition of a contract liability with a related party. In 2019, the Company received a $1.5 million deposit for a gravity-based energy storage system from a customer that was owned by one of the Company’s primary stockholders. During 2024, the Company concluded it was no longer obligated to provide the customer with the energy system and that the deposit was not refundable. As a result, the Company derecognized the liability and recognized a corresponding gain. There was no such comparable gain in 2023. Partially offsetting this gain was a $1.0 million loss due to the change in the fair value of the Company’s derivative asset - conversion option due to a decrease in the probability of the Company exercising its conversion option in DG Fuels.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, we have financed our net cash used in operating and investing activities primarily through the issuance and sale of equity, and with the proceeds from the reverse recapitalization and private investment in public equity that occurred in 2022.
Furthermore, through Energy Vault’s normal course of business operations, the Company has generated a sales backlog of $660.0 million as of March 17, 2025. We expect our backlog will contribute to the funding of our business in the future, aided by a robust developed pipeline of additional business activity, which we expect to further increase contracted backlog as new agreements are signed. In addition, in order to secure non-cash backed performance bonding and surety as may be required for customers as part of our project EPC agreements, the Company works with Marsh on a global basis to use non-cash backed bonding and surety instruments with top rated insurance firms, with a capability that today stands above $1 billion in capacity toward new projects.
Energy Vault has incurred negative operating cash flows and operating losses in the past and we may incur operating losses in the future. Energy Vault may seek additional capital through combinations of equity and/or debt financings depending on market conditions. If we are required to raise additional funds by issuing equity securities, dilution to stockholders would result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of our common stock. The Company has previously announced its intention to raise preferred equity for project-specific financing vehicles that would not be dilutive to common shareholders and is directly tied to the projects themselves. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The credit market and financial services industry have in the past, and may in the future, experience periods of uncertainty that could impact the availability and cost of equity and debt financing.
Management believes that its cash, cash equivalents, and restricted cash on hand as of the filing date of this Annual Report will be sufficient to fund our operating activities for at least the next twelve months without regard to any cash proceeds we may receive in the future upon the exercise of our private warrants.
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

Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its wholly owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell certain ITCs generated by the Calistoga Resiliency Center hybrid energy storage system, the BESS in Snyder, Texas (“Cross Trails BESS”), and the microgrid and customer demonstration unit in Snyder, Texas (“Snyder CDU”) that are anticipated to be placed in service in 2025. The Tax Credit Transfer commitment is subject to certain conditions set forth therein, and requires the Company to incur the remaining associated capital expenditures to complete the projects (via internal sources or external sources such as project financing). The third-party purchaser has agreed to purchase on or before December 15, 2025, all the eligible ITCs generated by these projects, in an amount to be finalized subject to final cost segregation reports, which management believes will be approximately $39.9 million, net of fees, across all three projects.
ATM Facility and Equity Purchase Agreement
On November 12, 2024, we entered into a open market sales agreement with Jefferies LLC, as sales agent (the “sales agent”), pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $50.0 million through the sales agent under an “at-the-market” equity offering program. We may seek, from time to time, to raise additional capital either under the Sales Agreement or otherwise.
On March 31, 2025, we entered into an equity purchase agreement (the “Equity Purchase Agreement”) with an investor (the “Equity Investor”). Pursuant to the Equity Purchase Agreement, the Company has the right at its sole discretion, but not the obligation, to sell to the Equity Investor, and the Equity Investor is obligated to purchase, up to $25.0 million of newly issued shares of the Company’s common stock, from time to time during the term of the Equity Purchase Agreement, subject to certain limitations and conditions. If we don’t terminate the Equity Purchase Agreement on or before May 15, 2025, we will issue the Equity Investor shares of our common stock equivalent to 0.3% of our outstanding common stock as of March 28, 2025 and then have the right to sell shares to the Equity Investor at a market discount. Refer to Note 21 - Subsequent Events for additional details on this agreement.
Short-Term Loan
On March 31, 2025, the Calistoga Resiliency Center, LLC, a wholly-owned indirect subsidiary of the Company (the “Borrower”), entered into a credit agreement with Jefferies Finance LLC, as administrative agent, collateral agent and lender, in an aggregate principal amount of $27.8 million (“Short-Term Loan”), which provides short-term financing while the Borrower pursues a long-term debt financing. The Short-Term Loan matures on April 23, 2025 and bears interest at an annual rate of 9.5% until April 4, 2025 and at an annual rate of 15.5% after April 5, 2025. Interest is payable at maturity. The Borrower has the option to prepay the Short-Term Loan at any time. The Short-Term Loan is secured by an escrow account that will hold the loan proceeds, subject to disbursement upon meeting certain conditions subsequent (the “Escrow Release”). Upon the Escrow Release, the Short-Term Loan would be secured by a pledge of substantially all assets of the Borrower, and an equity pledge in the Borrower. It is currently expected that Eagle Point Credit (the “Investor”) will be funding the final project financing on or about April 4, 2025.
The Short-Term Loan contains affirmative and negative covenants, certain of which become effective upon Escrow Release, including covenants restricting the Borrower’s ability to incur certain liens and indebtedness, enter into certain transactions and merge or consolidate with any other entity or the Company ceasing to own the Borrower, which, in each case, will be subject to certain limitations and exceptions. The Short-Term Loan contains mandatory repayments, representations and warranties and events of default customary for a financing of this nature.
Senior Secured Notes
Subsequent to December 31, 2024, the Calistoga Resiliency Center, LLC, entered into a financing arrangement consisting of the issuance of Senior Secured Notes due April 4, 2032 (the “Senior Notes”). The aggregate principal amount of the Senior Notes to be issued is $27.8 million, with a purchase price of 99.25% of par value. The Senior Notes will be purchased by Eagle Point Credit (the “Investor”), and Jeffries Finance, LLC served as agent for the transaction. The Company expects that the Investor will fund the purchase of the Senior Notes on or about April 4, 2025, by purchasing the Short-Term Loan from Jefferies and converting the Short-Term Loan principal into Senior Notes.
The Senior Notes will bear interest at a rate of 12.5% per annum, until the earlier of (i) the Company’s receipt of any tax credit transfer proceeds and (ii) December 31, 2025, and thereafter at a rate of 9.50% per annum. The Senior Notes will be senior secured obligations of Calistoga Resiliency Center, LLC, and will be secured by a first-priority pledge of all assets and equity interests in the Borrower. The Senior Notes contain affirmative and negative covenants, including minimum cash reserves and a minimum debt service coverage ratio.
The Senior Notes will amortize over their term, with scheduled principal and interest payments occurring on February 28 and August 31 of each year. The amortization schedule includes an initial principal payment of $12.9 million on August

31, 2025, followed by periodic payments as detailed in the financing agreement. A final balloon payment of $7.0 million is due on April 4, 2032.
The Company may, at its option, redeem the Senior Notes in whole or in part prior to maturity, subject to specified call protection provisions and prepayment premiums as outlined in the agreement. In the event of a change of control, the Company may be required to offer to repurchase the Senior Notes at a specified price.
Cash, Cash Equivalents, and Restricted Cash
The following tables summarizes our cash, cash equivalents, and restricted cash balances as of December 31, 2024 and 2023 (amounts in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$27,091	$109,923
Restricted cash	2,982	35,632
Total cash, cash equivalents, and restricted cash	$30,073	$145,555
Contractual Obligations
Our principal commitments as of December 31, 2024 consisted primarily of obligations under operating leases, finance leases, warranty liabilities, a deferred pension, and issued purchase orders. Our non-cancellable purchase obligations as of December 31, 2024 totaled $1.9 million.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(55,860)	$(92,655)
Net cash used in investing activities	(58,736)	(42,542)
Net cash used in financing activities	(252)	(5,482)
Effects of exchange rate changes on cash	(634)	52
Net decrease in cash, cash equivalents, and restricted cash	$(115,482)	$(140,627)
Operating Activities
For the years ended December 31, 2024 and 2023, cash used in operating activities totaled $55.9 million and $92.7 million, respectively.
Cash used in operating activities during 2024 primarily consisted of a $135.8 million net loss, adjusted for non-cash items of $81.7 million. Significant non-cash items include $38.7 million in stock-based compensation expense, $11.7 million in impairment of equity securities, $30.0 million in bad debt expense, $1.4 million in non-cash interest income, $1.1 million in depreciation and amortization expense, and a $1.0 million loss due to the change in fair value of a derivative asset. Net cash used in operating activities declined during 2024 compared to 2023 primarily due to the timing of customer collections and vendor payments.
Investing Activities
For the years ended December 31, 2024 and 2023, cash used in investing activities totaled $58.7 million and $42.5 million, respectively.
Cash used in investing activities for the year ended December 31, 2024 primarily consisted of $58.9 million for the purchase of property and equipment, primarily related to the construction of a hybrid energy storage system in Calistoga, California, Cross Trails BESS, and the Snyder CDU. The increase in cash used in investing activities during 2024 compared to 2023 was due to an increase in the purchase of property and equipment.
Financing Activities
During the years ended December 31, 2024 and 2023, cash used in financing activities totaled $0.3 million and $5.5 million, respectively.

For the year ended December 31, 2024, cash used in financing activities was primarily attributable to $2.4 million in repayments on insurance premium financings, $0.4 million in tax payments related to the net settlement of equity awards, and $0.2 million in finance lease payments, partially offset by $2.7 million in proceeds from insurance premium financings. The decrease in net cash used in financing activities during 2024 compared to 2022 was primarily due to a decrease in tax payments related to the net settlement of equity awards.
Non-GAAP Financial Measures
To complement our consolidated statements of operations and comprehensive loss, we use non-GAAP financial measures of adjusted S&M expenses, adjusted R&D expenses, adjusted G&A expenses, adjusted operating expenses, and adjusted EBITDA. Management believes that these non-GAAP financial measures complement our GAAP amounts and such measures are useful to securities analysts and investors to evaluate our ongoing results of operations when considered alongside our GAAP measures. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to other measures of financial performance calculated in accordance with GAAP. These non-GAAP measures and their reconciliation to GAAP financial measures are shown below.
Beginning September 30, 2024, provision for credit losses has been treated as a non-GAAP adjustment. This change reflects management’s view that this item does not accurately reflect ongoing operational performance. Prior periods have been adjusted to conform to this new presentation.
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Year Ended December 31,
	2024	2023
S&M expenses (GAAP)	$15,839	$18,210
Non-GAAP adjustments:
Stock-based compensation expense	6,162	7,143
Reorganization expenses	288	84
Adjusted S&M expenses (non-GAAP)	$9,389	$10,983
The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Year Ended December 31,
	2024	2023
R&D expenses (GAAP)	$25,999	$37,104
Non-GAAP adjustments:
Stock-based compensation expense	8,693	10,057
Reorganization expenses	523	182
Adjusted R&D expenses (non-GAAP)	$16,783	$26,865
The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Year Ended December 31,
	2024	2023
G&A expenses (GAAP)	$62,971	$67,910
Non-GAAP adjustments:
Stock-based compensation expense	23,854	25,897
Reorganization expenses	748	318
Adjusted G&A expenses (non-GAAP)	$38,369	$41,695

The following table provides a reconciliation from GAAP operating expenses to non-GAAP operating expenses (amounts in thousands):

	Year Ended December 31,
	2024	2023
Operating expenses (GAAP)	$136,183	$124,267
Non-GAAP adjustments:
Depreciation and amortization	1,058	893
Stock-based compensation expense	38,709	43,097
Provision for credit losses	29,980	150
Reorganization expenses	1,559	584
Loss on impairment and sale of long-lived assets	336	—
Adjusted operating expenses (non-GAAP)	$64,541	$79,543
The following table provides a reconciliation from GAAP net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Year Ended December 31,
	2024	2023
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(135,750)	$(98,443)
Non-GAAP adjustments:
Interest income, net	(5,413)	(8,117)
Provision for income taxes	67	(349)
Depreciation and amortization	1,058	893
Stock-based compensation expense	38,709	43,097
Impairment of equity securities	11,730	—
Provision for credit losses	29,980	150
Reorganization expenses	1,559	584
Gain on derecognition of contract liability	(1,500)	—
Loss on impairment and sale of long-lived assets	336	—
Change in fair value of derivative asset — conversion option	1,025	—
Foreign exchange losses	300	222
Adjusted EBITDA (non-GAAP)	$(57,899)	$(61,963)
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
For a summary of significant accounting policies, refer to Note 2 - Summary of Significant Accounting Policies of our audited consolidated financial statements included in this Annual Report on Form 10-K.
Revenue
The Company recognizes revenue over time for EPC contracts and technical services in EEQ contracts as a result of the continuous transfer of control of the products and services to the customer. The Company utilizes the percentage of completion method when recognizing revenue over time and percentage of completion is based on costs incurred as a percentage of total estimated contract costs. Since revenue recognition for these performance obligations depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profits are subject to revisions as the performance obligations progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which the facts and changes in circumstances become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period.
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
Allowance for Credit Losses
The Company encounters credit loss risks associated with the collection of accounts receivable, contract assets, and customer financing receivable. The accounting estimates related to the Company’s allowance for credit losses is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and credit losses could potentially have a material impact on our results of operations.

Warranty Liabilities
The accounting for warranty liabilities requires us to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded liabilities may be required. The key inputs and assumptions used in calculating estimated warranty liabilities are reviewed by management each reporting period. The Company may make additional adjustments to the estimated warranty liability based on a comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in the estimated warranty liability, which may be material.
Stock-Based Compensation
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
Emerging Growth Company Accounting Election
We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have irrevocably elected to take advantage of the benefits of this extended transition period for new or revised standards. We are expected to remain an emerging growth company through the end of 2026 and expect to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.
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
Foreign Currency Risk
The majority of our contracts with customers are denominated in U.S. dollars or the Australian dollar, and certain of our definitive agreements could be denominated in other currencies, including the Euro, the Swiss franc, the South African rand, the Brazilian real, and the Saudi riyal. A strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations.
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
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to us. Our customers include the counterparties for the sale of our energy storage products and solutions and the licensees of our IP. A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flows. Credit policies have been approved and implemented to assess our existing and potential customers with the objective of mitigating credit losses. These policies establish guidelines, controls, and credit limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential customers, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. In addition, customers are required to make milestone payments based on their project’s progress. We may also, at times, require letters of credit, parent guarantees, or cash collateral when deemed necessary.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index of Consolidated Financial Statements for the fiscal years ended December 31, 2024 and 2023.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Energy Vault Holdings, Inc.
Westlake Village, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Energy Vault Holdings, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

New York, New York

March 31, 2025

ENERGY VAULT HOLDINGS, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$27,091	$109,923
Restricted cash, current portion	990	35,632
Accounts receivable, net of allowance for credit losses of $1,211 and $69 as of December 31, 2024 and 2023, respectively.	14,565	27,189
Contract assets, net of allowance for credit losses of $25,030 and $1,113 as of December 31, 2024 and 2023, respectively.	6,798	84,873
Inventory	107	415
Customer financing receivable, current portion, net of allowance for credit losses of $2,352 and $375 as of December 31, 2024 and 2023, respectively.	2,148	2,625
Advances to suppliers	10,678	8,294
Investments, current portion	2,933	—
Prepaid expenses and other current assets	3,595	4,520
Assets held for sale	—	6,111
Total current assets	68,905	279,582
Property and equipment, net	99,493	31,043
Intangible assets, net	4,538	1,786
Operating lease right-of-use assets, net	1,206	1,700
Customer financing receivable, long-term portion, net of allowance for credit losses of $3,645 and $957 as of December 31, 2024 and 2023, respectively.	3,329	6,698
Investments, long-term portion	3,270	17,295
Restricted cash, long-term portion	1,992	—
Other assets	1,156	2,649
Total Assets	$183,889	$340,753
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$20,250	$21,165
Accrued expenses	24,968	85,042
Contract liabilities, current portion	8,938	4,923
Lease liabilities, current portion	499	724
Total current liabilities	54,655	111,854
Deferred pension obligation	2,044	1,491
Contract liabilities, long-term portion	—	1,500
Other long-term liabilities	934	2,115
Total liabilities	57,633	116,960
Commitments and contingencies (Note 20)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 153,206 issued and outstanding at December 31, 2024 and 146,577 at December 31, 2023	15	15
Additional paid-in capital	512,022	473,271
Accumulated deficit	(383,822)	(248,072)
Accumulated other comprehensive loss	(1,896)	(1,421)
Non-controlling interest	(63)	—
Total stockholders’ equity	126,256	223,793
Total Liabilities and Stockholders’ Equity	$183,889	$340,753
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenue	$46,199	$341,543
Cost of revenue	40,012	324,012
Gross profit	6,187	17,531
Operating expenses:
Sales and marketing	15,839	18,210
Research and development	25,999	37,104
General and administrative	62,971	67,910
Provision for credit losses	29,980	150
Depreciation and amortization	1,058	893
Loss on impairment and sale of long-lived assets	336	—
Total operating expenses	136,183	124,267
Loss from operations	(129,996)	(106,736)
Other income (expense):
Interest expense	(123)	(35)
Interest income	5,537	8,152
Impairment of equity securities	(11,730)	—
Other income (expense), net	566	(173)
Loss before income taxes	(135,746)	(98,792)
Provision (benefit) for income taxes	67	(349)
Net loss	(135,813)	(98,443)
Net loss attributable to non-controlling interest	(63)	—
Net loss attributable to Energy Vault Holdings, Inc.	$(135,750)	$(98,443)

Net loss per share — basic and diluted	$(0.91)	$(0.69)
Weighted average shares outstanding — basic and diluted	149,846	142,851

Other comprehensive loss — net of tax
Actuarial loss on pension	$(640)	$(519)
Foreign currency translation gain (loss)	165	(14)
Total other comprehensive loss attributable to Energy Vault Holdings, Inc.	(475)	(533)
Total comprehensive loss attributable to Energy Vault Holdings, Inc.	$(136,225)	$(98,976)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	138,530	$14	$435,852	$(147,265)	$(888)	$—	$287,713
Adoption of ASU 2016-13	—	—	—	(2,364)	—	—	(2,364)
Exercise of stock options	278	—	224	—		—	224
Stock-based compensation	—	—	43,097	—	—	—	43,097
Vesting of restricted stock units (“RSUs”), net of shares withheld for payroll taxes	7,769	1	(5,902)	—	—	—	(5,901)
Net loss	—	—	—	(98,443)	—	—	(98,443)
Actuarial loss on pension	—	—	—	—	(519)	—	(519)
Foreign currency translation loss	—	—	—	—	(14)	—	(14)
Balance at December 31, 2023	146,577	$15	$473,271	$(248,072)	$(1,421)	$—	$223,793
Exercise of stock options	52	—	42	—	—	—	42
Stock-based compensation	—	—	38,709	—	—	—	38,709
Vesting of RSUs, net of shares withheld for payroll taxes	6,577	—	—	—	—	—	—
Net loss	—	—	—	(135,750)	—	(63)	(135,813)
Actuarial loss on pension	—	—	—	—	(640)	—	(640)
Foreign currency translation gain	—	—	—	—	165	—	165
Balance at December 31, 2024	153,206	$15	$512,022	$(383,822)	$(1,896)	$(63)	$126,256
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(135,813)	$(98,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,058	893
Non-cash interest income	(1,447)	(1,410)
Stock-based compensation expense	38,709	43,097
Loss on impairment and sale of long-lived assets	336	—
Impairment of equity securities	11,730	—
Change in fair value of derivative asset	1,025	—
Provision for credit losses	29,980	150
Foreign exchange losses	300	222
Changes in operating assets and liabilities:
Accounts receivable	11,482	10,202
Contract assets	53,902	(57,008)
Prepaid expenses and other current assets	7,953	2,851
Advances to suppliers	(8,590)	22,797
Inventory	308	3,963
Other assets	(1,747)	(496)
Accounts payable and accrued expenses	(66,770)	25,508
Contract liabilities	3,073	(44,537)
Other long-term liabilities	(1,349)	(444)
Net cash used in operating activities	(55,860)	(92,655)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	447	—
Purchase of property and equipment	(58,853)	(30,431)
Purchase of note receivable	(330)	—
Purchase of property and equipment held for sale	—	(6,111)
Purchase of equity securities	—	(6,000)
Net cash used in investing activities	(58,736)	(42,542)
Cash Flows From Financing Activities
Proceeds from exercise of stock options	42	224
Proceeds from insurance premium financing	2,745	1,250
Payment of taxes related to net settlement of equity awards	(408)	(6,017)
Repayment of insurance premium financings	(2,446)	(892)
Payment of finance lease obligations	(185)	(47)
Net cash used in financing activities	(252)	(5,482)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(634)	52
Net decrease in cash, cash equivalents, and restricted cash	(115,482)	(140,627)
Cash, cash equivalents, and restricted cash – beginning of the period	145,555	286,182
Cash, cash equivalents, and restricted cash – end of the period	30,073	145,555
Less: restricted cash at end of period	2,982	35,632
Cash and cash equivalents - end of period	$27,091	$109,923

ENERGY VAULT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2024	2023
Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$52	$46
Cash paid for interest	123	35
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Actuarial loss on pension	(640)	(519)
Property and equipment financed through accounts payable and accrued expenses	6,400	5,051
Assets acquired on finance lease	60	108
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
The Company primarily relies on two models for project delivery, which are (i) EPC delivery and (ii) EEQ delivery. Under the EPC model, we generally rely on third-party EPC firms to construct our storage systems, under our supervision with dedicated teams tasked with project management. Under the EEQ model, we are responsible for the delivery of the equipment we provide, as well as resolving issues within our scope of supply.
Our current business model options include:
•Selling energy storage products to third-parties, including constructing and delivering fully operational energy storage systems under an EPC model and delivering energy storage equipment under an EEQ model;
•Building, operating, and holding energy storage systems as equity (co-) sponsor that may provide recurring revenue in the future;
•Taking a minority stake in an energy storage project where we provide EPC, EEQ, or long-term services, allowing us to participate in the project’s long-term economics while strengthening alignment with strategic customers;
•Recurring software revenue through licensing software for asset management and use case applications;
•Recurring service revenue through long term service agreements, and;
•IP licenses and royalties associated with our energy storage technologies that may provide recurring revenues in the future.
Energy Vault was originally incorporated under the name Novus Capital Corporation II as a special purpose acquisition company in the state of Delaware in September 2020 with the purpose of effecting a merger with one or more operating businesses. On September 8, 2021, Novus announced that it had entered into a merger agreement with Legacy Energy Vault that would result in a merger (the “Merger”). Upon the closing of the Merger on February 11, 2022, Novus was immediately renamed to “Energy Vault Holdings, Inc.” The Merger between Novus and Legacy Energy Vault was accounted for as a reverse recapitalization.
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
Principles of Consolidation
These consolidated financial statements include Energy Vault Holdings, Inc., its wholly owned subsidiaries, and a majority owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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
Use of Estimates
The preparation of the consolidated financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. Estimates made by management include, among others, revenue recognition, provision for credit losses, warranty accruals, and stock-based compensation. Due to the inherent uncertainty involved in making assumptions and estimates, changes in circumstances could result in actual results differing from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.
Liquidity
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business.
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2024 and 2023, we had accumulated deficits of $383.8 million and $248.1 million, respectively, and net losses of $135.8 million and $98.4 million, respectively, for the years ended December 31, 2024 and 2023. We anticipate that we will incur net losses for the foreseeable future and there is no guarantee that we will achieve or maintain profitability.
The assessment of liquidity requires management to make estimates of future activity and judgments about whether the Company can meet its obligations and have adequate liquidity to operate. Subsequent to December 31, 2024, the Company took various actions to enhance its liquidity position, which included:
•Executing Calistoga Resiliency Center hybrid energy storage system financing arrangements for an aggregate principal amount of $27.8 million.
•Executing a Tax Credit Transfer Commitment with a third-party purchaser pursuant to which the Company agreed to sell the ITC generated by the Calistoga Resiliency Center hybrid energy storage system associated with above project financing. The agreement also allows the Company to sell the ITCs for the Cross Trails BESS and Snyder CDU microgrid, pending project financing and completion of the construction capital expenditures.
•Executing an Equity Purchase Agreement with an Equity Investor, in which the Company has the right at its sole discretion, but not the obligation, to sell to the Equity Investor, and the Equity Investor is obligated to purchase, up to $25.0 million of newly issued shares of the Company’s common stock.
Management believes that its cash, cash equivalents, and restricted cash on hand as of the filing date of this Annual Report, along with the actions taken subsequent to December 31, 2024, will be sufficient to fund our operating activities for at least the next twelve months. Refer to Note 21 - Subsequent Events for further details on the transactions executed subsequent to December 31, 2024.
Segment Reporting
The Company reports its operating results and financial information in one operating and reportable segment. Our chief operating decision maker (“CODM”), which is our chief executive officer, reviews our operating results on a consolidated basis and uses that consolidated financial information to make operating decisions, assess financial performance, and allocate resources.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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
As of December 31, 2024, one customer accounted for 100% of accounts receivable. As of December 31, 2023, one customer accounted for 92% of accounts receivable.
As of December 31, 2024 and 2023, one customer accounted for 100% of the customer financing receivable.
Revenue from two customers accounted for 75% and 19% of total revenue, respectively, for the year ended December 31, 2024 and revenue from three customers accounted for 64%, 22%, and 13% of total revenue, respectively, for the year ended December 31, 2023.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is included in accumulated other comprehensive loss, a component of stockholders’ equity. As of December 31, 2024, accumulated other comprehensive loss included a $0.1 million loss related to currency translation adjustments. As of December 31, 2023, accumulated other comprehensive loss included a $0.3 million loss related to currency translation adjustments.
Gains and losses resulting from foreign currency transactions are included in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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
Sale of Energy Storage Products: The Company sells its energy storage products to utility companies and independent power producers. The Company enters into (i) engineering, procurement, and construction (“EPC”) contracts to design, construct, install, and transfer fully operational energy storage systems and (ii) engineered equipment (“EEQ”) contracts to design and deliver energy storage equipment. Each storage project is customized depending on the customer’s energy storage needs.
Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. The Company determines the transaction price based on the consideration expected to be received, which includes estimates of liquidated damages or other variable consideration. Generally, each EPC contract contains one performance obligation to design, construct, install, and deliver a fully operational energy storage system. Generally each EEQ contract contains multiple performance obligations, including separate performance obligations (i) to supply equipment and (ii) to provide specialized technical services. Multiple contracts entered into with the same customer and near the same time are combined in accordance with ASC 606. In these situations, the contract prices are aggregated and then allocated to each performance obligation based upon their relative stand-alone selling price.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

For EPC contracts, the Company recognizes revenue over time as a result of the continuous transfer of control of its products to the customer. The continuous transfer of control to the customer is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company and/or the project is built on the customer’s land that is under the customer’s control. For equipment sales in EEQ contracts, the Company recognizes revenue at a point in time, which corresponds to delivery of the equipment to the customer. For technical services provided in EEQ contracts, the Company recognizes revenue over time as the Company performs the required services.
Revenue for performance obligations satisfied over time is recognized using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs. Contract costs include all direct materials and labor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which the facts and changes in circumstances become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will incur.
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
The Company offers limited warranties on its energy storage products which provide the customer assurance that the products will function as the parties intended because it complies with agreed-upon specifications and are free from defects. These assurance-type warranties are not treated as a separate revenue performance obligation and are accounted for as guarantees under GAAP.
Own and Operate Energy Storage Projects: To date, the Company has not recognized any revenue from its owned energy storage systems. The Company has entered into tolling agreements in which the Company will sell the energy produced by its energy storage systems. These arrangements are expected to be accounted for under ASC 842, Leases, and accounting recognition does not begin until an energy storage system is made available to a customer. This method of revenue recognition will be finalized upon the commencement of one of the Company’s owned energy storage projects.
Software Licensing: The Company licenses its energy management software solutions to customers. Software licensing customers do not receive legal title or ownership of the software. Customers receive access to the software platform and related support services as part of a software licensing contract. We consider these obligations to be a series of distinct services that comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. Revenue is recognized over time on a straight-line basis over the term of the contract.
Long-Term Service Arrangements: The Company enters into long-term service arrangements to provide operation and maintenance services to customer-owned energy storage systems. The Company accounts for this service as a separate performance obligation from the sale of energy storage products. Revenue is recognized over time on a straight-line basis over the term of the contract. The Company believes using a time-based method to measure progress is appropriate as the performance obligation is satisfied evenly over the term of the services.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Licensing of IP: The Company enters into licensing agreements of its IP that are within the scope of ASC 606. The terms of such licensing agreements include the license of functional IP, given the functionality of the IP is not expected to change substantially as a result of the licensor’s ongoing activities. The transaction price allocated to the licensing of IP is recognized as revenue at a point in time when the licensed IP is made available for the customer’s use and benefit. Certain licensing agreements contain a significant financing component due to the customer having extended payment terms. The amounts due from customers under extended payment terms are included in the line item, customer financing receivable, on the consolidated balance sheets.
Royalty Revenue: In connection with entering into IP licensing agreements, the Company also enters into royalty agreements whereby the customer agrees to pay the Company a percentage of the customer’s future sales revenue that is generated by using the Company’s IP. The Company has not recognized any royalty revenue to date, but will recognize royalty revenue at the point in time when the customer’s sales occur.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. At December 31, 2024, the Company maintained investments in money market accounts totaling $9.9 million, including $9.5 million in U.S. government money market funds. At December 31, 2023, the Company maintained money market funds totaling $98.4 million, including $98.0 million in U.S. government money market funds.
Restricted cash as of December 31, 2024 and 2023 primarily consisted of cash held by banks as collateral for the Company’s letters of credit.
Accounts Receivable
Accounts receivable represents amounts that have an unconditional right to consideration, have been billed to customers, and do not bear interest. Receivables are carried at the original invoiced amount, less an allowance for any potential uncollectible amounts.
Customer Financing Receivable
Customer financing receivable includes amounts due from a customer related to a licensing agreement under extended payment terms which contains a significant financing component. An interest rate is not stated in this agreement and is imputed using the effective interest method when recognizing interest income. The imputed interest rate on the note is 8.5%. Interest income on the customer financing receivable was $0.8 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.
Effective December 31, 2024, the Company placed the customer financing receivable on non-accrual status and has discontinued the accrual of future interest income. The Company placed the customer financing receivable in non-accrual status because the customer did not make its first two installment payments in 2024, and both installments are more than 90 days past due as of December 31, 2024.
The amortized cost basis for the Company’s customer financing receivable was $11.5 million and $10.7 million as of December 31, 2024 and 2023, respectively.
Allowance for Credit Losses
The Company estimates expected uncollectible amounts related to its accounts receivable, customer financing receivable, and contract asset balances as of the end of each reporting period, and presents those financial asset balances net of an allowance for expected credit losses in the consolidated balance sheets. Due to the Company’s limited operating history, the Company generally utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for credit losses for each customer by type of financial asset. The Company derives its PD and LGD rates using historical rates for corporate bonds as published by Moody’s. The Company uses PD and LGD rates that correspond to the customer’s credit rating and period of time in which the financial asset is expected to remain outstanding.
For significantly past due receivables, such as the customer financing receivable and refundable contribution (defined in Note 3), the Company determines specific allowances for each receivable.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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
Intangible Assets
The Company’s intangible assets consist of software development costs related to software to be sold or leased externally. These development costs are capitalized upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software - Costs of Software to be Sold, Leased, or Marketed. Amortization of capitalized software costs begins at the time that each software product becomes available for general release to customers. Once a software application is available for general release and is placed in service, the Company amortizes the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life of our external-use software development costs is generally expected to be 5 years.
Investment in Equity Securities
During 2022 and 2023, the Company made a strategic investment and purchased equity securities in KORE, a U.S. manufacturer of battery cells and modules. The Company’s ownership in KORE does not provide the Company with the ability to exercise significant influence. These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. The carrying value of the Company’s investment in equity securities is included in the line item, investments, long term portion, in the consolidated balance sheets.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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
Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease ROU assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the leased asset. Amortization of finance lease ROU assets is included in depreciation and amortization.
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
Warrants
The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in the consolidated statements of operations and comprehensive loss.
Earn-Out Shares
In connection with the Merger, eligible Legacy Energy Vault stockholders immediately prior to the Closing, have the contingent right to receive an aggregate of 9.0 million shares of the Company’s common stock (“Earn-Out Shares”) upon the Company achieving each Earn-Out Triggering Event (defined below) during the period beginning on the 90th day following the closing of the Merger and ending on the third anniversary of such date. An “Earn-Out Triggering Event” means the date on which the closing price of the Company’s common stock quoted on the NYSE is greater than or equal to certain specified prices for any 20 trading days within a 30 consecutive day trading period.
The Earn-Out Shares were recognized at fair value upon the closing of the Merger and classified in stockholders’ equity. Because the Merger was accounted for as a reverse recapitalization, the issuance of the Earn-Out Shares was treated as a deemed dividend and since the Company does not have retained earnings, the issuance was recorded within additional-paid-in capital (“APIC”) and had a net nil impact on APIC.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Research and Development Expenses
Research and development costs are expensed as incurred. Research and development costs consist of salaries and other personnel related expenses, engineering expenses, product development costs and facility costs.
Advertising Costs
Advertising costs are expensed as incurred and are reflected in the line item, sales and marketing, in the consolidated statements of operations and comprehensive loss. Advertising expenses were $0.2 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
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
Net Loss Per Share
Basic net loss per share of common stock is calculated by dividing net loss by the weighted average number of common shares outstanding for the applicable period. Diluted net loss is computed based on the weighted average number of common shares outstanding increased by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued, including any dilutive effect from outstanding warrants, outstanding stock options, or unvested RSUs, and reduced by the number of shares the Company could have repurchased with the proceeds from the issuance of the potentially dilutive shares. Potentially dilutive instruments are excluded from the per share calculation because the Company is in a net loss position and they would therefore be anti-dilutive.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Non-controlling interest
In May 2024, the Company’s consolidated subsidiary, Cetus Energy, Inc. (“Cetus”), issued a share-based payment award to an employee of Cetus, representing a non-controlling interest. A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes non-controlling interest as a component of stockholders’ equity on the Company’s consolidated balance sheets. The Company owns 85% of Cetus.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard effective for the reporting periods noted above, with retrospective application to all prior periods presented in the financial statements. The adoption of this standard did not have any impact on the Company’s financial condition, results of operations and comprehensive loss, or cash flows, but resulted in enhancements to our segment disclosures, primarily related to our significant segment expenses. See Note 17, Segment Reporting, for further information.
Recent Accounting Standards Issued, But Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes. Upon adoption we will be required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. We will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard can be applied either prospectively or retrospectively. We will adopt the standard in our 2025 annual period and are currently assessing the effect that the updated standard will have on our financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information about specific costs and expense categories in the notes to the consolidated financial statements. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The standard should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of this standard on our disclosures.
NOTE 3. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Year Ended December 31,
	2024	2023
Sale of energy storage products (1)	$44,592	$340,292
Operation and maintenance services	1,090	—
Software licensing	402	—
IP licensing	115	735
Other	—	516
Total revenue	$46,199	$341,543
__________________
(1) For the year ended December 31, 2023, $0.4 million in revenue from the sale of spare energy system parts has been reclassified from “other” to “sale of energy storage products.”

For the year ended December 31, 2024, approximately 29% of the Company’s revenue was recognized over time and approximately 71% was recognized at a point in time. For the year ended December 31, 2023, 100% of the Company’s revenue was recognized over time.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s revenue disaggregated by geographic region, which is determined based on the customer’s location, for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Year Ended December 31,
	2024	2023
United States	$44,423	$341,066
Australia	992	—
China	—	477
Other	784	—
Total revenue	$46,199	$341,543
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of December 31, 2024, the amount of the Company’s remaining performance obligations was $42.0 million. The Company generally expects to recognize approximately 90% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from December 31, 2024.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31,
	2024	2023
Refundable contribution	$25,000	$25,000
Unbilled receivables	6,828	55,241
Retainage	—	5,745
Less allowance for credit losses	(25,030)	(1,113)
Contract assets, net of allowance for credit losses	$6,798	$84,873

Contract liabilities, current portion	$8,938	$4,923
Contract liabilities, long-term portion	—	1,500
Total contract liabilities	$8,938	$6,423
Contract assets consist of a refundable contribution, unbilled receivables, and retainage. The refundable contribution was to be refunded upon the customer’s first gravity energy storage solution obtaining substantial completion, subject to adjustments for potential liquidated damages if certain performance metrics are not met. During the second quarter of 2024, the Company signed a contract amendment with the customer removing the substantial completion condition for repayment, however as of December 31, 2024, the Company had not received payment under the terms of the amendment. Accordingly, the Company has increased the allowance for credit losses associated with this receivable. The Company is continuing to work with our customer and is actively pursuing collection.
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
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

capital demands that can be higher in the early stages of a contract. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $1.1 million and $46.0 million, respectively, related to amounts that were included in deferred revenue as of the beginning of their respective years.
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Accounts Receivable	Contract Assets	Customer Financing Receivable	Total
Balance at December 31, 2022	$—	$—	$—	$—
Addition due to adoption of ASU 2016-13	81	1,063	1,220	2,364
Provision (benefit) for credit losses	(12)	50	112	150
Balance at December 31, 2023	69	1,113	1,332	2,514
Provision for credit losses	1,142	24,173	4,665	29,980
Write-offs	—	(256)	—	(256)
Balance at December 31, 2024	$1,211	$25,030	$5,997	$32,238
NOTE 5. FAIR VALUE MEASUREMENTS
Carrying amounts of certain financial instruments, including cash, accounts payable, and accrued liabilities approximate their fair value due to their relatively short maturities and market interest rates, if applicable.
The Company’s financial assets and liabilities that were measured at fair value on a recurring basis were as follows as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative asset — conversion option (1)	$—	$—	$—	$—
Warrant liability (2)	—	—	(2)	(2)

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Derivative asset — conversion option (1)	$—	$—	$1,025	$1,025
Warrant liability (2)	—	—	(2)	(2)
__________________
(1) Refer to Note 7 - Investments for further information.
(2) Refer to Note 14 - Warrants for further information.

The Company’s financial assets that were measured at fair value on a non-recurring basis were as follows as of December 31, 2024 (amounts in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets (Liabilities):
Investment in equity securities (1)	$—	$—	$3,270	$3,270
__________________
(1) Refer to Note 7 - Investments for further information.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements
NOTE 6. RELATED PARTY TRANSACTIONS
In May 2019, the Company received a $1.5 million deposit for a gravity-based system from a customer that was owned by one of its primary stockholders. The deposit and order were received before the owner of the customer became one of the Company’s primary shareholders and the deposit was recognized in the line item, contract liabilities, long-term portion, in the consolidated balance sheet as of December 31, 2023. During 2024, the Company concluded it was no longer obligated to provide a gravity-based system to the customer and that the deposit was nonrefundable. As a result, the Company derecognized the $1.5 million contract liability and recognized it as a gain within the line item, other income (expense), net, in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2024.
During the years ended December 31, 2024 and 2023, the Company paid $1.1 million and $1.7 million, respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company. As of December 31, 2024 and 2023, the Company had payables of $0.1 million and $0.2 million, respectively, due to this related party.
In May 2023, the Company signed a technology license option agreement with a company affiliated with a member of Energy Vault’s Board of Directors (“Board”). The agreement permitted the customer to exercise options to enter into licensing agreements in certain territories to use the Company’s gravity storage technology for a fee of $0.5 million. The customer exercised its option for one territory on June 30, 2023 and paid a licensing fee of $0.5 million. The customer’s option to exercise additional territories expired on June 30, 2024. Immediately prior to the expiration of the option agreement, the Company had $0.3 million in deferred revenue related to that agreement. The Company agreed to refund the customer $0.3 million of the option fee upon expiration of the option agreement in exchange for software that supports gravity storage efforts. As of December 31, 2024, the Company did not have any remaining deferred revenue related to the option agreement. The Company terminated the license agreement for the territory that was exercised by the customer effective June 30, 2024, and the Company will not collect any additional licensing fees from this customer.
NOTE 7. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s consolidated balance sheets (amounts in thousands):

	December 31, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
Investment in equity securities	$—	$3,270	$—	$15,000
Convertible note receivable	2,622	—	—	2,295
Note receivable	311	—	—	—
Total investments	$2,933	$3,270	$—	$17,295
Investment in Equity Securities
In November 2022, the Company purchased $9.0 million of equity securities in KORE, a U.S. manufacturer of battery cells and modules. In February 2023, the Company purchased an additional $6.0 million of equity securities, increasing the Company’s total investment in KORE to $15.0 million.
These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. For the year ended December 31, 2024, the Company recognized $11.7 million in impairment charges on its investment in KORE due to a decline in KORE’s financial performance. The Company estimated the value of KORE using an approach that utilized Level 3 inputs. The Company estimated the fair value of KORE using publicly traded comparable company values, however the valuation used inputs from KORE that are not publicly available.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements
The significant unobservable inputs used in the valuation of KORE include the following:

Cash-free equity change	(80)%
Revenue multiple	1.3
Volatility	110%
A reconciliation of the beginning and ending investment in equity securities balance in KORE is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$15,000	$9,000
Additional investment	—	6,000
Impairment	(11,730)	—
Balance at end of period	$3,270	$15,000
As of December 31, 2023, the carrying value of these equity securities was equal to its cost basis of $15.0 million.
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
The maturity date of the DG Fuels Note is the earlier of (i) 30 days after a demand for payment is made by the Company at any time after the two year anniversary of the date of issuance of the note; (ii) the four year anniversary of the date of issuance of the note; (iii) five days following a Financial Close (“Financial Close” means a project finance style closing by DG Fuels or its subsidiary of debt and equity capital to finance the construction of that certain biofuel facility currently under development by DG Fuels), or (iv) upon an event of default determined at the discretion of the Company. The DG Fuels Note has an annual interest rate of 10.0%. Per the conversion terms, the Company can convert the principal balance and unpaid accrued interest into equity securities of DG Fuels at a 20% discount.
The discounted conversion rate in the DG Fuels Note is considered a redemption feature that is an embedded derivative, which requires bifurcation and separate accounting at its estimated fair value under ASC 815, Derivative and Hedging. The embedded derivative upon the purchase of the DG Fuels Tranche 1 Note was an asset of $0.4 million and the embedded derivative upon the purchase of the DG Fuels Tranche 2 Note was an asset of $0.7 million. The estimated fair value of the derivative instruments was recognized as a derivative asset on the consolidated balance sheets, with an offsetting discount to the DG Fuels Note. The Company amortizes the discount on the Note into interest income using the effective interest method. The Company recognized interest income of $0.6 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively, from the DG Fuels Note. Interest income on the DG Fuels Note includes income from the amortization of the debt discount of $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively.
The derivative financial instrument is recorded in other assets in the consolidated balance sheets. At each reporting period, the Company remeasures this derivative financial instrument to its estimated fair value. The change in the estimated fair value is recorded in other expense, net in the consolidated statements of operations and comprehensive loss.
A reconciliation of the beginning and ending asset balance for the embedded derivative in the DG Fuels Note is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$1,025	$1,025
Change in fair value	(1,025)	—
Balance at end of period	$—	$1,025

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements
The fair value of the embedded derivative asset was reduced in 2024 due to a decrease in the probability of the Company exercising its conversion option in DG Fuels.
Note Receivable
In October, 2024, the Company loaned AUD 0.5 million (or $0.3 million) to Stoney Creek to assist the company with purchasing a bond for a BESS project (“Tranche 1”). Tranche 1 has a stated interest rate of 8.0%. Principal and accrued interest are due in October 2025.
On March 7, 2025, the Company agreed to provide Stoney Creek with a bank guarantee of up to AUD 2.5 million (or $1.6 million) as security for a performance bond (“Tranche 2”). The Company has not issued this bank guarantee as of the filing date of this Annual Report.
Also on March 7, 2025, the Company loaned an additional AUD 0.5 million (or $0.3 million) to Stoney Creek to fund BESS project costs (“Tranche 3”). Tranche 3 has a stated interest rate of 8.0%. Principal and accrued interest are due in March 2026.
On March 17, 2025, the Company agreed to loan Stoney Creek, pending final governmental approval of the BESS project, up to an additional AUD 7.8 million (or $4.9 million) to fund development payments due to Stoney Creek’s owner and developer, Enervest Utility Pty Ltd (“Enervest”) (“Tranche 4”). The Company has loaned AUD 0.4 million (or $0.2 million) under Tranche 4 as of the filing date of this Annual Report. Principal and interest under Tranche 4 are due in September 2026.
If Stoney Creek’s BESS project is cancelled or does not obtain final governmental approval, any outstanding principal and interest owed to Energy Vault would immediately become due. In February 2025, Stoney Creek received preliminary approval by the Australian regulator and Stoney Creek was awarded a long-term service agreement.
Also on March 17 2025, the Company entered into a share purchase agreement to acquire Stoney Creek from Enervest for a nominal purchase price of one hundred Australian dollars. The closing of the acquisition is subject to regulatory review and approval in Australia. Upon closing of the acquisition, the carrying value of the note receivable is expected to be incorporated as part of the total consideration.
NOTE 8. PROPERTY AND EQUIPMENT, NET
As of December 31, 2024 and 2023, property and equipment, net consisted of the following (amounts in thousands):

		December 31,
	Life (years)	2024	2023
Land		$302	$226
Buildings	27.5	774	774
Machinery and equipment	6	11,584	9,330
Finance lease right-of-use assets	4	185	187
Furniture and IT equipment	3 - 7	1,259	1,474
Leasehold improvements	4 - 7	71	702
Construction in progress		88,669	20,095
Total property and equipment		102,844	32,788
Less: accumulated depreciation		(3,351)	(1,745)
Property and equipment, net		$99,493	$31,043
Machinery and equipment and construction in progress increased as of December 31, 2024 compared to December 31, 2023 primarily due to the construction of the Snyder CDU, the Cross Trails BESS, and a hybrid energy storage system being constructed in Calistoga, California.
In December 2023, the Company paid $6.3 million to acquire the land that the Snyder CDU is located on, and other related assets. At the time of purchase, the Company intended to resell the land that would not be used for the Snyder CDU and all of the other related assets. As such, the Company recorded $6.1 million of the purchase price as assets held for sale in the consolidated balance sheet as of December 31, 2023. In the second quarter of 2024, the Company decided it would keep

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

the assets that were initially classified as held for sale and instead develop the Cross Trails BESS, a 56.9 MW/113.8 MWh BESS. Due to the change in management’s plans, the Company reclassified the assets held for sale to land and construction in progress during the second quarter of 2024.
The following tables shows property and equipment, net by geographical location as of December 31, 2024 and 2023 (amounts in thousands):

	December 31,
	2024	2023
United States	$98,784	$30,251
Foreign	709	792
Property and equipment, net	$99,493	$31,043
For the years ended December 31, 2024 and 2023, depreciation and amortization related to property and equipment was $0.7 million and $0.9 million, respectively.
For the year ended December 31, 2024, the Company recognized a loss on impairment and sale of long-lived assets of $0.3 million, comprised of $0.4 million in asset impairments and a $0.1 million gain on the sale of operating equipment. The impairment relates to the write-off of leasehold improvements in the Company’s Westlake Village office due to the Company relocating its corporate office. The Company did not recognize any gains or losses from impairments or sales of equipment during the year ended December 31, 2023.
NOTE 9. INTANGIBLE ASSETS, NET
Intangible assets, net are stated at amortized cost and consist of the following (amounts in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software to be sold	$4,901	$(363)	$4,538	$1,786	$—	$1,786
Once a software application is available for general release and is placed in service, the Company amortizes the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life for our external-use software development costs is five years. Amortization expense for the year ended December 31, 2024 was $0.4 million. There was no amortization expense for the year ended December 31, 2023.
Future amortization expense for intangible assets is estimated as follows (amounts in thousands):

Amount
2025	$396
2026	396
2027	396
2028	396
2029	34
Thereafter	—
Subtotal	1,618
Software projects in process	2,920
Total	$4,538

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 10. DEBT
In July 2023, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company was obligated to repay the lender an aggregate sum of $1.1 million through nine equal monthly payments, at an annual interest rate of 7.0%. Repayments began on July 15, 2023 and the financing arrangement was fully repaid during the first quarter of 2024.
In September 2023, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company was obligated to repay the lender an aggregate sum of $0.2 million through four equal monthly payments, at an annual interest rate of 7.0%. Repayments began on September 15, 2023 and the financing arrangement was fully repaid during the first quarter of 2024.
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
In June 2024, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of AUD 0.3 million (or $0.2 million) through 12 equal monthly payments of AUD 22 thousand (or $15 thousand), at an annual interest rate of 4.4%, commencing on June 25, 2024.
In July 2024, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $1.1 million through nine equal monthly payments, at an annual interest rate of 7.5%, commencing on August 15, 2024.
The carrying value of the Company’s debt as of December 31, 2024 and 2023 was $0.7 million and $0.4 million, respectively, and is included in the line item, accrued expenses, in the consolidated balance sheets.
Due to the fact that all debt was issued with, and retains maturities of less than 12 months, the carrying value is considered to approximate fair value.
NOTE 11. RETIREMENT PLANS
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Obligations and Funded Status
The following table presents the defined benefit plans’ funded status and amount recognized in the consolidated balance sheets as of December 31, 2024 and 2023 (amounts in thousands):

	Year Ended December 31,
	2024	2023
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,791	$4,045
Service cost	300	262
Interest cost	96	75
Actuarial loss	694	313
Transfers in, net of benefits paid	(195)	336
Plan participant’s contributions	222	214
Plan amendments	10	60
Foreign currency translation adjustments	(433)	486
Benefit obligation at end of year	$6,485	$5,791
Change in Plan Assets
Fair value of plans assets at beginning of year	$4,300	$3,155
Actual return on plans’ assets	204	8
Employer contributions	222	221
Benefits paid	(195)	336
Plan participant’s contributions	222	214
Foreign currency translation adjustments	(312)	366
Fair value of plans assets at end of year	$4,441	$4,300
Funded Status at End of Year
Fair value of plan assets	$4,441	$4,300
Benefit obligation	(6,485)	(5,791)
Liability recognized at end of year	$(2,044)	$(1,491)
Components of Net Periodic Benefit Cost
The components of net periodic pension benefit cost for the Company’s defined benefit pension plans for the years ended December 31, 2024 and 2023 were as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Employer service costs	$300	$262
Interest cost	96	75
Expected return on plan assets	(220)	(161)
Amortization of net prior service credit	37	29
Amortization of net loss	39	—
Net periodic benefit cost	$252	$205

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Impact on Accumulated Other Comprehensive Loss
Amounts recognized in accumulated other comprehensive loss at December 31, 2024 and 2023 were as follows (amounts in thousands):

	December 31,
	2024	2023
Net prior service cost	$(283)	$(305)
Net loss	(1,520)	(859)
Accumulated other comprehensive loss	$(1,803)	$(1,164)
Changes in accumulated other comprehensive loss for the Company’s pension plan were as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Accumulated other comprehensive loss at beginning of year	$(1,164)	$(645)
Change in net prior service credit (cost)	26	(30)
Change in net loss	(651)	(457)
Foreign currency translation adjustments	(14)	(32)
Accumulated other comprehensive loss at end of year	$(1,803)	$(1,164)
Assumptions
The assumptions used to measure the benefit obligation and net periodic benefit cost for the Company’s defined benefit pension plan were as follows:

	2024	2023
Discount rate	1.1%	1.8%
Expected long-term return on plan assets	5.1%	5.1%
Rate of compensation increase	1.3%	1.5%
Pension increase rate (in payment)	—%	—%
Investment Strategy
As is customary with Swiss pension plans, the plan assets are invested in a Swiss collective fund (Profond Pension Fund, contract number 208.155) with multiple employers. The Company does not have rights to the individual assets of the plans nor does the Company have investment authority over the assets of the plans. The collective fund maintains a variety of investment positions primarily in equity securities and highly rated debt securities. The valuation of the collective fund assets as a whole is a level 3 measurement; however the individual investments of the fund are generally level 1 (equity securities and cash), level 2 (fixed income) and level 3 (real estate and alternative) investments. The Company determines the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements, and the Company further considers whether there are other indicators that the investment balances reported by the fund could be impaired. The Company concluded that no such impairment indicators were present at December 31, 2024.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

The Swiss pension plans’ actual asset allocation as compared to the plan administrators’ target asset allocations for fiscal years 2024 and 2023 were as follows:

	2024	2023	Target
Equity instruments (Level 1)	52.4%	47.6%	50.0%
Debt instruments (Level 2)	11.8%	9.6%	10.0%
Real estate (Level 3)	24.4%	28.3%	25.0%
Alternative investments (Level 3)	9.0%	8.2%	10.0%
Cash and equivalents (Level 1)	2.4%	6.3%	5.0%
Total	100.0%	100.0%	100.0%
Cash Flows
Estimated future benefit payments expected to be paid by the defined benefit pension plan at December 31, 2024 are as follows (amounts in thousands):

Year Ending December 31,	Future Benefits
2025	$—
2026	49
2027	50
2028	50
2029	51
Thereafter	258
Total	$458
The estimated employer contribution to the defined benefit pension plan in fiscal year 2025 is $0.2 million.
Defined Contribution Plan
The Company sponsors a defined contribution retirement plan for its United States employees and makes matching contributions up to a maximum of 3.5% of compensation. The Company made $0.9 million and $0.8 million in matching contributions for the years ended December 31, 2024 and 2023.
NOTE 12. SUPPLEMENTAL BALANCE SHEETS DETAIL

	December 31,
(amounts in thousands)	2024	2023
Prepaid expenses and other current assets:
Prepaid expenses	$3,423	$3,131
Tax refund receivable	117	1,359
Other	55	30
Total	$3,595	$4,520

	December 31,
(amounts in thousands)	2024	2023
Other assets:
Interest receivable	$850	$550
Derivative asset — conversion option	—	1,025
Other	306	1,074
Total	$1,156	$2,649

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

	December 31,
(amounts in thousands)	2024	2023
Accrued expenses:
Accrued purchases	$8,165	$71,932
Professional fees	8,373	4,522
Employee costs	4,019	5,985
Taxes payable	2,351	733
Warranty liabilities	1,336	894
Insurance premium financings	724	358
Accrued project loss	—	591
Other	—	27
Total	$24,968	$85,042

	December 31,
(amounts in thousands)	2024	2023
Lease liabilities, current portion:
Operating leases	$461	$697
Finance leases	38	27
Total	$499	$724

	December 31,
(amounts in thousands)	2024	2023
Other long-term liabilities:
Operating leases	$785	$1,044
Finance leases	81	93
Warranty liabilities	55	924
Asset retirement obligation	11	52
Warrant liability	2	2
Total	$934	$2,115
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

The components of lease expense for the years ended December 31, 2024 and 2023 are as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Operating lease expense	$738	$934
Finance lease expense
Amortization of finance ROU assets	49	52
Interest on finance lease liabilities	13	3
Short-term lease expense	809	481
Variable lease expense	32	56
Capitalized lease costs	(396)	(204)
Sublease income	(27)	(25)
Total	$1,218	$1,297
Supplemental balance sheet information related to leases as of December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (years)
Operating leases	6.1	5.9
Finance leases	3.0	3.9

Weighted average discount rate
Operating leases	10.3%	10.3%
Finance leases	9.5%	10.4%
Supplemental cash flow information related to leases for the fiscal years ended December 31, 2024 and 2023 is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$827	$948
Operating cash flows used for finance leases	12	3
Financing cash flows used for finance leases	185	47
	$1,024	$998

ROU Assets obtained in Exchange for Lease Liabilities
Operating leases	$160	$1,008
Finance leases	60	108
	$220	$1,116

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Future maturities of operating and finance lease liabilities as of December 31, 2024 are as follows (amounts in thousands):

	Operating Leases	Finance Leases
2025	$556	$47
2026	248	46
2027	171	39
2028	110	4
2029	113	—
Thereafter	469	—
Total undiscounted cash flows	1,667	136
Less imputed interest	(421)	(17)
Present value of lease liabilities	$1,246	$119
NOTE 14. WARRANTS
Upon the closing of the Merger, the Company assumed 5.2 million private warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustments. The private warrants are exercisable on a cash or cashless basis, at the warrant holders’ option, and are not redeemable by the Company, in each case so long as the warrants are still held by Novus or their permitted transferees. The private warrants are exercisable until February 11, 2027. No private warrant activity has occurred since the closing of the Merger, and 5.2 million private warrants remain outstanding as of December 31, 2024.
The private warrants are classified as Level 3 measurements and the Company uses a Black Scholes model to determine their fair value. The primary significant unobservable input used to evaluate the fair value measurement of the Company’s private warrants is the expected volatility. A significant increase in the expected volatility in isolation would result in a significantly higher fair value measurement. The private warrants were valued at less than $0.01 per warrant and warrant liabilities was $2 thousand as of December 31, 2024 and 2023.
The following table provides the assumptions used to estimate the fair value of the Private Warrants as of December 31, 2024:

Exercise price	11.50
Expected term (in years)	2.12
Expected volatility	17.4%
Risk-free interest rate	4.1%
Expected dividend yield	—%
The change in the fair value of the Company’s Private Warrants during the years ended December 31, 2024 and 2023 was de minimis.
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

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

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
2025 Inducement Plan
In February 2025, the Board approved the Company’s 2025 Inducement Plan, which provides for the granting of stock options, SARs, restricted stock, and RSUs to individuals who were not previously employees of Energy Vault, or following a bona fide period of non-employment, as inducement material to such individuals entering into employment with Energy Vault. Shares of common stock underlying awards that expire or are forfeited or canceled will again be available for issuance under the 2025 Inducement Plan. 8.0 million shares of the Company’s common stock are reserved for issuance under the 2025 Inducement Plan.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

Stock Option Activity
Stock option activity for the year ended December 31, 2024 and was as follows (amounts in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	5,807	$1.71	6.4	$3,605
Stock options granted	1,050	1.12
Stock options exercised	(52)	0.80		43
Stock options forfeited, canceled, or expired	(376)	0.80
Balance as of December 31, 2024	6,429	1.62	6.0	4,248

Options exercisable as of December 31, 2024	2,337	1.54	5.3	1,733
Options vested and expected to vest as of December 31, 2024	6,429	$1.62	6.0	$4,248
The weighted average grant-date fair value of stock options granted during the year ended December 31, 2024 was $0.90. As of December 31, 2024, total unamortized stock-based compensation expense related to unvested awards that are expected to vest was $3.7 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.8 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of December 31, 2024.
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The following tables summarizes the assumptions used for estimating the fair value of stock options granted during the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Expected term (in years)	6.3	4.5
Expected volatility	95% to 99%	100%
Risk-free interest rate	3.5% to 4.4%	3.9%
Expected dividend yield	—	—
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
During 2024 and 2023, the Company granted RSUs to certain employees that vest based on a market-based condition. These RSUs will vest and convert to common stock if the Company’s stock price reaches certain price targets for 20 days in any 30 day trading window. The fair value of the RSUs are recognized as expense over the requisite service period regardless of whether or not the RSUs ultimately vest and convert to common stock. The fair value of these market-based RSUs were measured on their respective grant dates, using a Monte Carlo simulation model based on the following range

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

and weighted-average assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	4.0	4.0
Expected volatility	90% - 95%	90%
Risk-free interest rate	3.4% - 4.5%	3.8%
Expected dividend yield	—	—
RSU activity for the years ended December 31, 2024 and 2023 are as follows (amounts in thousands, except per share data):

	RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2023	19,029	$4.55
RSUs granted	11,943	1.52
RSUs forfeited	(1,910)	3.41
RSUs vested	(6,737)	5.23
Nonvested balance as of December 31, 2024	22,325	$2.83
As of December 31, 2024, unrecognized stock-based compensation expense related to these RSUs was $45.0 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.6 years.
Stock-Based Compensation Expense
Total stock-based compensation expense for the years ended December 31, 2024 and 2023 is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Sales and marketing	$6,162	$7,143
Research and development	8,693	10,057
General and administrative	23,854	25,897
Total stock-based compensation expense	$38,709	$43,097
NOTE 16. REORGANIZATION EXPENSES
The Company implemented a series of cost savings measures during 2024 and 2023 and recognized reorganization costs of $1.6 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. Reorganization expenses consist of personnel reduction costs related to these cost saving measures. The Company does not expect to incur additional charges related to these cost reduction measures.
Reorganization expenses for the years ended December 31, 2024 and 2023 is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Sales and marketing	$288	$84
Research and development	523	182
General and administrative	748	318
Total reorganization expenses	$1,559	$584

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending liability balances for reorganization expenses included in the line item, accrued expenses, on the consolidated balance sheets is as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Beginning of period	$—	$—
Costs charged to expense	1,559	584
Costs paid or settled	(1,577)	(584)
Foreign currency translation adjustments	18	—
End of period	$—	$—
NOTE 17. SEGMENT REPORTING
As a single reportable segment entity, the Company’s CODM uses the profit measure of net loss to allocate resources and assess performance of our business by comparing actual results to historical results and previously forecasted financial information. The measure of segment assets is reported on the consolidated balance sheets as total assets.
See Note 3 for the Company’s revenue disaggregated by product line.
The following table presents revenue, significant segment expenses provided to the CODM, and net loss for our consolidated segment (amounts in thousands):

	Year Ended December 31,
	2024	2023
Revenue	$46,199	$341,543
Cost of revenue	40,012	324,012
Gross profit	6,187	17,531
Significant segment expenses: (1)
Non-personnel operating costs (2)	32,251	38,913
Salaries and wages (3)	32,290	41,214
Stock-based compensation	38,709	43,097
Depreciation and amortization	1,058	893
Loss on impairment and sale of long-lived assets	336	—
Other segment items (4)	37,356	(8,143)
Net loss	$(135,813)	$(98,443)
__________________
(1) The significant segment expense categories and amounts presented align with the segment-level information that is regularly provided to the CODM.
(2) Represents sales and marketing, research and development, and general and administrative expenses, excluding personnel related costs.
(3) Represents the costs of employees’ salaries, benefits, and payroll taxes that are reported within sales and marketing, research and development, and general and administrative expenses in the consolidated statements of operations and comprehensive loss. This amount excludes stock-based compensation expense and personnel costs that were part of a reorganization plan.
(4) Represents certain other segment items that are not deemed significant segment expenses and primarily consists of provision for credit losses, reorganization expenses, impairment of equity securities, interest income, interest expense, and other income/expense items.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

NOTE 18. INCOME TAXES
The components of pre-tax loss are as follows for the years ended December 31, 2024 and 2023 (amounts in thousands):

	Year Ended December 31,
	2024	2023
United States	$(123,143)	$(82,372)
Switzerland	(8,151)	(13,744)
United Kingdom	(1,993)	(1,478)
Australia	(2,448)	(1,198)
China	(11)	—
Total loss before tax	$(135,746)	$(98,792)
The following table presents the principal reasons for the difference between the effective tax rate and the federal statutory income tax rate:

	Year Ended December 31,
	2024	2023
US federal statutory income tax rate	21.0%	21.0%
State and local income taxes, net of Federal benefit	0.3%	0.7%
Non-deductible expenses	(5.4)%	(9.3)%
Credits	0.6%	1.3%
Foreign rate differential	(0.1)%	(0.4)%
Valuation allowance	(16.4)%	(13.4)%
Other	—%	0.5%
Effective income tax rate	—%	0.4%
The components of the provision (benefit) for income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023
Current
Federal	$(20)	$(367)
State	87	18
Foreign	—	—
Total current tax provision (benefit)	67	(349)
Deferred
Federal	—	—
State	—	—
Foreign	—	—
Total deferred tax provision	—	—
Total provision (benefit) for income taxes	$67	$(349)

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

The components of the deferred tax asset are as follows (amounts in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$30,397	$27,782
Stock-based compensation	1,763	1,817
Revenue recognition	672	4,434
Accrued expense	605	497
Capitalized research and development	3,701	3,494
Credits	2,778	1,966
Operating lease liabilities	156	223
Impairment	2,556	—
Allowance for credit losses	7,024	—
Other	—	614
Gross deferred tax assets	49,652	40,827
Less: valuation allowance	(48,107)	(39,834)
Net deferred tax assets	1,545	993
Deferred tax liabilities:
Depreciation and amortization	(1,287)	(775)
Right of use assets	(174)	(218)
Other	(84)	—
Gross deferred tax liabilities	(1,545)	(993)
Net deferred tax assets (liabilities)	$—	$—
In 2024, the balance of the revenue recognition deferred tax asset was partially reduced due to changes in the tax treatment of IP licensing revenue from prior years. These changes have been accounted for in the current year, resulting in a decrease in the revenue recognition deferred tax asset, offset by adjustments to the net operating loss deferred tax asset and valuation allowance where applicable.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the carryback period, the Company recorded a valuation allowance against the federal, state, and international deferred tax assets of $48.1 million.
As of December 31, 2024, the Company had federal net operating losses of $122.8 million, state net operating losses of $35.8 million, and foreign net operating losses of $9.8 million. The federal net operating loss carryforwards do not expire, but are subject to a limitation on their use equal to 80% of the taxable income in the year of use. The state net operating loss carryforwards will begin to expire in 2038. $6.8 million of the foreign net operating loss carryforwards do not expire. The remaining foreign net loss carryforwards begin to expire in 2025.
At December 31, 2024, the Company had federal and state research tax credit carryforwards of $2.3 million and $0.6 million, respectively. The federal research tax credit carryforwards will begin to expire in 2042 and the state research tax credits do not expire.
At December 31, 2024 and 2023, the Company recorded $15.7 million, and $1.4 million, respectively, of unrecognized tax benefits. During the years ended December 31, 2024 and 2023, the Company recognized no interest and penalties related to uncertain tax positions.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following table summarizes the activity related to the Company’s unrecognized tax benefits (amounts in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$1,399	$1,066
Increase related to prior year tax positions	13,324	64
Decrease related to prior year tax positions	—	(61)
Increase related to current year tax positions	945	330
Balance at end of year	$15,668	$1,399
During 2024, the Company recorded an uncertain tax position for the historical and current Switzerland net operating loss, related to unrecorded transfer pricing charges between Switzerland and the United States. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2024 and 2023 was zero, due to the valuation allowance that would otherwise be recorded on the deferred tax asset associated with the recognized position.
The tax years ended December 31, 2021 through December 31, 2024 remain open to examination by the Internal Revenue Service and California Franchise Tax Board. In addition, the utilization of net operating loss carryforwards are subject to federal and state review for the periods in which those net losses were incurred. The Company is not under audit by any taxing jurisdictions at this time. The foreign entities have statute of limitations ranging between one and five years from the filing date of the tax return.
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
NOTE 19. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Net loss attributable to Energy Vault Holdings, Inc.	$(135,750)	$(98,443)
Weighted-average shares outstanding – basic and diluted	149,846	142,851
Net loss per share – basic and diluted	$(0.91)	$(0.69)
There were no common share equivalents that were dilutive for the years ended December 31, 2024 and 2023. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the periods presented (amounts in thousands):

	Year Ended December 31,
	2024	2023
Private Warrants	5,167	5,167
Stock options	6,429	5,807
RSUs	22,325	19,029
Total	33,921	30,003
9.0 million shares of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of December 31, 2024 and 2023, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
NOTE 20. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of December 31, 2024 consisted primarily of obligations under operating leases, finance leases, warranty liabilities, a deferred pension, and issued purchase orders. Our non-cancellable purchase obligations as of December 31, 2024 totaled $1.9 million.
Loss Contingencies:
In the ordinary course of business, the Company is regularly subject to various legal proceedings. The Company has identified certain legal matters where the Company believes an unfavorable outcome is not probable and, therefore, no reserve has been established. Although the Company currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the Company’s business, financial position, results of operations and comprehensive loss, or cash flows, these matters are subject to inherent uncertainties and the Company’s view of these matters may change in the future. The Company accrues legal costs as they are incurred.
Warranty Liabilities:
The Company provides a limited warranty to its customers that purchase energy storage products assuring that the products are free from defects. The Company’s limited warranties are generally for a period of two or three years after the substantial completion date of a project. These warranties are considered assurance-type warranties which provide a guarantee of quality of the products. For assurance-type warranties in EPC contracts, the Company records an estimate of future warranty costs over the period of construction. For assurance-type warranties in EEQ contracts, the Company records an estimate of future warranty costs upon the transfer of the equipment to the customer. Warranty costs are recorded as a component of cost of revenue in the Company’s consolidated statements of operations and comprehensive loss.
As of December 31, 2024 and 2023, the Company accrued the below estimated warranty liabilities, respectively (amounts in thousands):

	December 31,
	2024	2023
Warranty liabilities, balance at beginning of period	$1,818	$—
Accruals for warranties issued	—	1,818
Change in estimates	2,938	—
Costs paid or settled	(3,365)	—
Warranty liabilities, balance at end of period	$1,391	$1,818
The key inputs and assumptions used in calculating estimated warranty liabilities are reviewed by management each reporting period. The Company may make additional adjustments to the estimated warranty liability based on a comparison

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in the estimated warranty liability, which may be material.
Letters of Credit:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit for its customers, insurance carriers, and surety bond providers for project performance, and for its vendors for payment guarantees. Such letters of credit are generally issued by a bank or a similar financial institution. The letter of credit commits the issuer to pay specified amounts to the holder of the letter of credit under certain conditions. As of December 31, 2024, there was $16.5 million of letters of credit issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2024, there were $109.0 million of outstanding performance and payment bonds.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of December 31, 2024, there were $23.5 million of outstanding other bonds.
NOTE 21. SUBSEQUENT EVENTS
Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its wholly owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell certain ITCs generated by the Calistoga Resiliency Center hybrid energy storage system, the Cross Trails BESS, and the Snyder CDU that are anticipated to be placed in service in 2025. The Tax Credit Transfer Commitment is subject to certain conditions set forth therein, and requires the Company to incur the remaining associated capital expenditures to complete the projects (via internal sources or external sources such as project financing). The third-party purchaser has agreed to purchase on or before December 15, 2025, all the eligible ITCs generated by the projects, in an amount to be finalized subject to final cost segregation reports. The purchase of the ITCs will be pursuant to a purchase agreement, as may be modified in the course of due diligence with respect to each project. The purchase agreement contains customary representations and warranties, covenants, and closing conditions regarding the existence and availability to transfer the ITCs, including opinions of counsel. Further, the purchase agreement requires the Company to procure tax credit insurance and indemnify the third-party purchaser if the ITCs are reduced, disallowed, or recaptured, among other matters.
Equity Purchase Agreement
On March 31, 2025, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) with an Equity Investor (“the Equity Investor”). Pursuant to the Equity Purchase Agreement, the Company has the right at its sole discretion, but not the obligation, to sell to the Equity Investor, and the Equity Investor is obligated to purchase, up to $25.0 million of newly issued shares of the Company’s common stock, from time to time during the term of the Equity Purchase Agreement, subject to certain limitations and conditions. As consideration for the Equity Investor’s commitment to purchase shares of common stock under the Equity Purchase Agreement, we will pay the Equity Investor $0.2 million in origination fees. We have the right to terminate the Equity Purchase Agreement on or before May 15, 2025. The Equity Purchase Agreement contains customary representations, warranties and agreements by us, as well as customary indemnification obligations of the Company. The securities in this offering, to the extent offered, will be offered pursuant to our effective S-3/A shelf registration statement (File No. 333-273089), which was filed with the SEC on July 14, 2023

ENERGY VAULT HOLDINGS, INC.

Notes to Consolidated Financial Statements

and declared effective on July 20, 2023 or, a registration statement that will be filed with the SEC by May 15, 2025. If we don’t terminate the Equity Purchase Agreement on or before May 15, 2025, we will issue the Equity Investor shares of our common stock equivalent to 0.3% of our outstanding common stock and then have the right to sell shares to the Equity Investor at a market discount. As of the filing date of this Annual Report, the Company has not sold any shares under this agreement.
Short-Term Loan
On March 31, 2025, the Calistoga Resiliency Center, LLC, a wholly-owned indirect subsidiary of the Company (the “Borrower”), entered into a credit agreement with Jefferies Finance LLC, as administrative agent, collateral agent and lender, in an aggregate principal amount of $27.8 million (“Short-Term Loan”), which provides short-term financing while the Borrower pursues a long-term debt financing. The Short-Term Loan matures on April 23, 2025 and bears interest at an annual rate of 9.5% until April 4, 2025 and at an annual rate of 15.5% after April 5, 2025. Interest is payable at maturity. The Borrower has the option to prepay the Short-Term Loan at any time. The Short-Term Loan is secured by an escrow account that will hold the loan proceeds, subject to disbursement upon meeting certain conditions subsequent (the “Escrow Release”). Upon the Escrow Release, the Short-Term Loan would be secured by a pledge of substantially all assets of the Borrower, and an equity pledge in the Borrower.
The Short-Term Loan contains affirmative and negative covenants, certain of which become effective upon Escrow Release, including covenants restricting the Borrower’s ability to incur certain liens and indebtedness, enter into certain transactions and merge or consolidate with any other entity or the Company ceasing to own the Borrower, which, in each case, will be subject to certain limitations and exceptions. The Short-Term Loan contains mandatory repayments, representations and warranties and events of default customary for a financing of this nature.
Senior Secured Notes
Subsequent to December 31, 2024, the Calistoga Resiliency Center, LLC, entered into a financing arrangement consisting of the issuance of Senior Secured Notes due April 4, 2032 (the “Senior Notes”). The aggregate principal amount of the Senior Notes to be issued is $27.8 million, with a purchase price of 99.25% of par value. The Senior Notes will be purchased by Eagle Point Credit (the “Investor”), and Jefferies Finance, LLC served as agent for the transaction. The Company expects that the Investor will fund the purchase of the Senior Notes on or about April 4, 2025, by purchasing the Short-Term Loan from Jefferies and converting the Short-Term Loan principal into Senior Notes.
The Senior Notes will bear interest at a rate of 12.5% per annum, until the earlier of (i) the Company’s receipt of any tax credit transfer proceeds and (ii) December 31, 2025, and thereafter at a rate of 9.50% per annum. The Senior Notes will be senior secured obligations of Calistoga Resiliency Center, LLC, and will be secured by a first-priority pledge of all assets and equity interests in the Borrower. The Senior Notes contain affirmative and negative covenants, including minimum cash reserves and a minimum debt service coverage ratio.
The Senior Notes will amortize over their term, with scheduled principal and interest payments occurring on February 28 and August 31 of each year. The amortization schedule includes an initial principal payment of $12.9 million on August 31, 2025, followed by periodic payments as detailed in the financing agreement. A final balloon payment of $7.0 million is due on April 4, 2032.
The Company may, at its option, redeem the Senior Notes in whole or in part prior to maturity, subject to specified call protection provisions and prepayment premiums as outlined in the agreement. In the event of a change of control, the Company may be required to offer to repurchase the Senior Notes at a specified price.

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
As part of the filing of this Form 10-K for the period ended December 31, 2024, our management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of this evaluation, our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
This Annual Report on Form 10-K does not include an attestation report of our independent registered accounting firm on management’s assessment regarding internal control over financial reporting due to the exemption from such requirements established by rules of the SEC for emerging growth companies.

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) if Regulation S-K.
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (“Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers”).
Bill Gross Resignation and Dylan Hixon Appointment to the Company’s Board
On March 31, 2025, Bill Gross, who co-founded the Company and has been a director of the Company since 2017, informed the Company of his intent to resign from the Company’s Board effective immediately to pursue other professional interests. There are no disagreements between Mr. Gross and the Company, the Company’s management, or the Board on any matters related to the Company’s operations, policies, or practices. Mr. Gross will continue to support the Company in an advisory role focused on various applications of the gravity technology and energy storage solutions for data center markets.
On March 31, 2025, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, appointed Dylan Hixon as a Class III director to fill the vacancy on the Board resulting from the resignation of Mr. Gross, effective immediately, for a term expiring at the Company’s 2027 annual meeting of stockholders.
As a non-employee director, Mr. Hixon will receive compensation in the same amounts and forms paid to other non-employee members of the Board, as described in the Company’s proxy statement for its 2024 annual meeting of stockholders. In addition, in connection with his election to the Board, Mr. Hixon will receive an equity grant in the form of restricted stock units that have a fair market value of approximately $200,000 based on the average closing price over the fiscal quarter ending on or prior to March 31, 2025. Mr. Hixon has also entered into the Company’s standard indemnification agreement for directors and officers.
There is no arrangement or understanding pursuant to which the Mr. Hixon was appointed to the Board. There are no family relationships between Mr. Hixon and any director or executive officer of the Company as defined in Item 401(d) of Regulation S-K, and Mr. Hixon has no direct or indirect material interest in any transaction or proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2024 in connection with the solicitation of proxies for the Company’s 2025 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2024 regarding shares of common stock that may be issued under our equity compensation plans (amounts of securities shown in thousands):

	As of December 31, 2024
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, and Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Included in First Column)
Plan category:
Equity compensation plans approved by security holders (1)	23,121	(2)	$1.72	(3)	9,107	(4)
Equity compensation plans not approved by security holders (5)	5,632	(6)	1.12	(3)	1,511
Total	28,753		$1.62		10,618
__________________
(1) Consists of the 2022 Equity Incentive Plan (the “2022 Plan”).
(2) Includes 5.4 million shares of common stock issuable upon the exercise of outstanding options and 17.7 million shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests.
(3) Restricted stock units do not have an exercise price and are not included in the weighted average exercise price.
(4) The number of shares of common stock available for issuance under the 2022 Plan automatically increases each year on March 1, until and including March 31, 2031 by a number of shares equal to the lesser of (i) 4.0% of the aggregate number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock (including zero) as determined by the Board.
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
(6) Includes 1.1 million shares of common stock issuable upon the exercise of outstanding options and 4.6 million shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests.
The remaining information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The financial statements filed as part of this Annual Report are listed in Item 8 of this Annual Report.
(a)(2)    No financial statement schedules are required to be filed as part of this Annual Report because all such schedules have been omitted. Such omission has been made on the basis that information provided in the financial statements, or in the related notes thereto, in Item 8 of this Annual Report or is not required to be filed as the information is not applicable.
(a)(3)    The exhibits listed on the Exhibit Index to this Annual Report are incorporated herein by reference.

Exhibit Index

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
4.1	Description of Securities	10-K	001-39982	4.1	March 12, 2024
10.1	Amended and Restated Registration Rights Agreement, by and among the Company and certain stockholders and equity-holders of the Company	8-K	001-39982	10.2	February 14, 2022
10.2	Sponsor Restricted Stock Agreement by and among Novus, Novus Initial Stockholders, and Energy Vault	8-K	001-39982	10.5	February 14, 2022
10.3#	Offer Letter, dated November 11, 2022, by and between Energy Vault Holdings, Inc. and Robert Piconi	10-Q	001-39982	10.1	November 14, 2022
10.4#	Offer Letter, dated November 14, 2022, by and between Energy Vault Holdings, Inc. and Jan Kees Van Gaalen	10-Q	001-39982	10.2	November 14, 2022
10.5#	Separation and General Release Agreement by and between Energy Vault Holdings, Inc. and Jan Kees Van Gaalen, dated as of April 5, 2024	8-K/A	001-39982	10.1	April 19, 2024
10.6#	Form of Offer Letter, dated as of April 4, 2024, by and between Michael T. Beer and Energy Vault Holdings, Inc	8-K	001-39982	10.1	April 4, 2024
10.7#	Employment Agreement by and between Energy Vault, Inc. and Akshay Ladwa, dated as of October 6, 2023	10-Q	001-39982	10.1	May 8, 2024
10.8#**	Employment Agreement by and between Energy Vault, Inc. and Christopher Wiese, dated as of November 10, 2022
10.9#	Retention Bonus Agreement by and between Energy Vault Holdings, Inc. and Robert Piconi, dated as of April 5, 2024	10-Q	001-39982	10.2	May 8, 2024
10.10#	Retention Bonus Agreement by and between Energy Vault Holdings, Inc. and Akshay Ladwa, dated as of April 5, 2024	10-Q	001-39982	10.3	May 8, 2024
10.11#	Amendment to the Energy Storage System Agreement by and between DG Fuels LLC and Energy Vault Inc., dated as of May 10, 2022	10-Q	001-39982	10.6	May 16, 2022

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
10.12#	Energy Vault Holdings, Inc. 2022 Equity Incentive Plan	10-Q	001-39982	10.4	May 16, 2022
10.13#	2022 Employment Inducement Award Plan	10-Q	001-39982	10.5	November 14, 2022
10.14#**	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Stock Incentive Plan	10-K	001-39982	10.10	March 12, 2024
10.15#**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Stock Plan	10-K	001-39982	10.11	March 12, 2024
10.16#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan	10-Q	001-39982	10.6	November 14, 2022
10.17#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan	10-Q	001-39982	10.7	November 14, 2022
10.18#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Equity Incentive Plan	10-Q	001-39982	10.8	November 14, 2022
10.19#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan	10-Q	001-39982	10.9	November 14, 2022
10.20	Non-Employee Director Compensation Policy	10-K	001-39982	10.14	April 13, 2023
10.21	Consulting agreement, dated March 6, 2024, by and between Energy Vault, Inc. and Zia Huque	10-K	001-39982	10.19	March 12, 2024
10.22#	Energy Vault, Inc. 2017 Stock Incentive Plan	S-4	333-260307	10.15	October 18, 2021
10.23#	Energy Vault, Inc. 2020 Stock Plan	S-4	333-260307	10.16	October 18, 2021
10.24**	Credit Agreement, dated March 31, 2025, by and between Calistoga Resiliency Center, LLC and Jefferies Finance LLC
19.1**	Energy Vault Holdings, Inc. Insider Trading Policy
21.1**	List of Subsidiaries of Energy Vault Holdings, Inc.
23.1**	Consent of Independent Registered Public Company Accounting Firm
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-39982	10.10	March 12, 2024

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Energy Vault Holdings, Inc.

Date: March 31, 2025	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 31, 2025	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2025	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 31, 2025	By:	/s/ Larry M. Paulson
Name: Larry M. Paulson
Title: Director

Date: March 31, 2025	By:	/s/ Theresa Fariello
Name: Theresa Fariello
Title: Director

Date: March 31, 2025	By:	/s/ Thomas Ertel
Name: Thomas Ertel
Title: Director

Date: March 31, 2025	By:	/s/ Mary Beth Mandanas
Name: Mary Beth Mandanas
Title: Director

Date: March 31, 2025	By:
Name: Stephanie Unwin
Title: Director