Form 10-Q
period 2025-03-31
Energy Vault Holdings, Inc.
filed 2025-05-13
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-39982
___________________________________
ENERGY VAULT HOLDINGS, INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	85-3230987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4165 East Thousand Oaks Blvd., Suite 100 Westlake Village, California	91362
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 156,044,290, shares of common stock, par value $0.0001 per share, outstanding as of May 8, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, and our ability to cure our New York Stock Exchange (“NYSE”) price deficiency and meet the continued listing requirements of the NYSE, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•the impact of macroeconomic uncertainty, including with respect to uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs;
•investment in development projects that may not achieve commercial operations in our predicted timeframe or at all;
•our efforts to diversify our supply chain to lessen the impact of tariffs;
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
•our ability to obtain funding for our operations and future growth; and
•our business, expansion plans and opportunities, including our expectation that our first two-owned projects will begin generating revenue in 2025.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our 2024 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Additionally, our discussions of environmental, social, and governance (“ESG”) assessments, goals and relevant issues herein or in other locations, including our corporate website, are informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. References to “materiality” in the context of such discussions and any related assessment of ESG “materiality” may differ from the definition of “materiality” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, we note that standards and expectations regarding greenhouse gas (“GHG”) accounting and the process for measuring and counting GHG emissions and GHG emissions reductions are evolving, and it is possible that our approaches both to measuring our emissions and any reductions may be at some point, either currently or in the future, considered not in keeping with best practices. In addition, our disclosures based on any standards may change due to revisions in framework requirements, availability or quality of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$17,822	$27,091
Restricted cash, current portion	27,308	990
Accounts receivable, net of allowance for credit losses of $1,179 and $1,211 as of March 31, 2025 and December 31, 2024, respectively	4,000	14,565
Contract assets, net of allowance for credit losses of $25,029 and $25,030 as of March 31, 2025 and December 31, 2024, respectively	6,927	6,798
Inventory	107	107
Customer financing receivable, current portion, net of allowance for credit losses of $2,352 and $2,352 as of March 31, 2025 and December 31, 2024, respectively	2,148	2,148
Advances to suppliers	7,403	10,678
Investments, current portion	3,333	2,933
Prepaid expenses and other current assets	5,309	3,595
Total current assets	74,357	68,905
Property and equipment, net	125,604	99,493
Intangible assets, net	5,131	4,538
Operating lease right-of-use assets	2,402	1,206
Customer financing receivable, long-term portion, net of allowance for credit losses of $3,645 and $3,645 as of March 31, 2025 and December 31, 2024, respectively	3,329	3,329
Investments, long-term portion	3,483	3,270
Restricted cash, long-term portion	2,025	1,992
Other assets	1,110	1,156
Total Assets	$217,441	$183,889
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$24,934	$20,250
Accrued expenses	21,906	24,968
Long-term debt, current portion	13,303	—
Contract liabilities	10,585	8,938
Other current liabilities	15,519	499
Total current liabilities	86,247	54,655
Long-term debt	12,888	—
Deferred pension obligation	1,608	2,044
Other long-term liabilities	1,785	934
Total liabilities	102,528	57,633
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 154,243 and 153,206 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	15	15
Additional paid-in capital	521,322	512,022
Accumulated deficit	(404,958)	(383,822)
Accumulated other comprehensive loss	(1,365)	(1,896)
Non-controlling interest	(101)	(63)
Total stockholders’ equity	114,913	126,256
Total Liabilities and Stockholders’ Equity	$217,441	$183,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$8,534	$7,759
Cost of revenue	3,658	5,691
Gross profit	4,876	2,068
Operating expenses:
Sales and marketing	4,145	4,170
Research and development	3,824	6,966
General and administrative	17,506	15,353
Benefit for credit losses	(11)	(89)
Depreciation and amortization	305	295
Total operating expenses	25,769	26,695
Loss from operations	(20,893)	(24,627)
Other income (expense):
Interest expense	(95)	(8)
Interest income	315	1,826
Other income (expense), net	(118)	1,670
Loss before income taxes	(20,791)	(21,139)
Provision for income taxes	383	—
Net loss	(21,174)	(21,139)
Net loss attributable to non-controlling interest	(38)	—
Net loss attributable to Energy Vault Holdings, Inc.	$(21,136)	$(21,139)

Net loss per share attributable to Energy Vault Holdings, Inc. — basic and diluted	$(0.14)	$(0.14)
Weighted average shares outstanding — basic and diluted	153,723	147,019

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$511	$(231)
Foreign currency translation gain	20	152
Total other comprehensive income (loss) attributable to Energy Vault Holdings, Inc.	531	(79)
Total comprehensive loss attributable to Energy Vault Holdings, Inc.	$(20,605)	$(21,218)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	153,206	$15	$512,022	$(383,822)	$(1,896)	$(63)	$126,256
Stock-based compensation	—	—	9,276	—	—	—	9,276
Vesting of restricted stock units (“RSUs”)	1,037	—	—	—	—	—	—
Net loss	—	—	—	(21,136)	—	(38)	(21,174)
Short-swing profit recovery	—	—	24	—	—	—	24
Actuarial gain on pension	—	—	—	—	511	—	511
Foreign currency translation gain	—	—	—	—	20	—	20
Balance at March 31, 2025	154,243	$15	$521,322	$(404,958)	$(1,365)	$(101)	$114,913

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	146,577	$15	$473,271	$(248,072)	$(1,421)	$—	$223,793
Stock-based compensation	—	—	9,684	—	—	—	9,684
Vesting of RSUs	1,291	—	—	—	—	—	—
Net loss	—	—	—	(21,139)	—	—	(21,139)
Actuarial loss on pension	—	—	—	—	(231)	—	(231)
Foreign currency translation gain	—	—	—	—	152	—	152
Balance at March 31, 2024	147,868	$15	$482,955	$(269,211)	$(1,500)	$—	$212,259

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(21,174)	$(21,139)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	305	295
Non-cash debt and financing costs	74	—
Non-cash interest income	(178)	(375)
Stock-based compensation	9,276	9,684
Benefit for credit losses	(11)	(89)
Foreign exchange losses	133	60
Change in operating assets	2,615	59,725
Change in operating liabilities	6,230	(47,214)
Net cash (used in) provided by operating activities	(2,730)	947
Cash Flows From Investing Activities
Purchase of property and equipment	(6,783)	(8,768)
Investment in note receivable	(530)	—
Net cash used in investing activities	(7,313)	(8,768)
Cash Flows From Financing Activities
Proceeds from debt financing	26,826	—
Proceeds from insurance premium financings	1,473	—
Repayment of insurance premium financings	(545)	(358)
Payment of debt issuance costs	(709)	—
Short-swing profit recovery	24	—
Payment of taxes related to net settlement of equity awards	—	(297)
Payment of finance lease obligations	(9)	(23)
Net cash provided by (used in) financing activities	27,060	(678)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	65	(272)
Net increase (decrease) in cash, cash equivalents, and restricted cash	17,082	(8,771)
Cash, cash equivalents, and restricted cash – beginning of the period	30,073	145,555
Cash, cash equivalents, and restricted cash – end of the period	47,155	136,784
Less: restricted cash at end of period	29,333	1,011
Cash and cash equivalents - end of period	$17,822	$135,773

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$—	$—
Cash paid for interest	13	8
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Actuarial gain (loss) on pension	511	(231)
Property and equipment financed through accounts payable and accrued expenses	10,530	4,798
Assets acquired on finance lease	—	60
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Energy Vault Holdings, Inc., which together with its subsidiaries is referred to herein as “Energy Vault” or the “Company,” provides a diverse technology portfolio of turnkey energy storage platforms, including proprietary gravity, battery, and green hydrogen energy storage hardware technologies, supported by our technology-agnostic energy management system software and integration platform. In 2024, we began a multi-year transition from providing this technology portfolio solely to third parties through a build-and-transfer model or licensing model, to also taking an ownership interest in energy storage assets in select attractive markets.
We incorporate a customer-centric, solutions-based approach toward helping utilities, independent power producers (“IPP”), and large industrial energy users reduce their energy costs while maintaining power reliability. As the global demand for electricity increases and the world transitions to an economy powered by increasingly intermittent renewable energy such as solar and wind, the ability to provide clean, reliable, and affordable electricity to a growing global population will depend heavily on the ability to store and distribute energy at appropriate times. We are striving to create a world powered by renewable resources so that everyone will have access to clean, reliable, sustainable, and affordable energy. The Company’s mission is to provide energy storage solutions to accelerate the global transition to renewable energy.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024. The condensed consolidated balance sheet as of December 31, 2024, included herein, was derived from the consolidated financial statements of the Company as of that date.
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of March 31, 2025, results of operations and comprehensive loss, stockholders’ equity activities, and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any interim period or for any other future year.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Liquidity
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business.
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of March 31, 2025 and December 31, 2024, we had accumulated deficits of $405.0 million and $383.8 million, respectively, and net losses of $21.1 million and $21.1 million, respectively, for the three months ended March 31, 2025 and 2024. We anticipate that we will incur net losses for the foreseeable future and there is no guarantee that we will achieve or maintain profitability.
The assessment of liquidity requires management to make estimates of future activity and judgments about whether the Company can meet its obligations and have adequate liquidity to operate. Significant inputs to the Company’s liquidity analysis include:
•$10.0 million in Cross Trails Bridge Loan proceeds. The Cross Trails Bridge Loan was executed on May 12, 2025. Refer to Note 17, Subsequent Events, for further details on this transaction.
•$39.9 million in estimated proceeds from the sale of investment tax credits (“ITCs”) pursuant to a Tax Credit Transfer Commitment. Refer to Note 16, Commitments and Contingencies, for further details on the Tax Credit Transfer Commitment.
•$25.0 million in proceeds from the sale of common stock pursuant to an equity purchase agreement (the “Equity Purchase Agreement”) with an investor (the “Equity Investor”). Pursuant to the Equity Purchase Agreement, the Company has the right at its sole discretion, but not the obligation, to sell to the Equity Investor, and the Equity Investor is obligated to purchase, up to $25.0 million of newly issued shares of the Company’s common stock, from time to time during the term of the Equity Purchase Agreement, subject to certain limitations and conditions. The Company expects to issue the Equity Investor shares of our common stock equivalent to 0.3% of our outstanding common stock as of March 31, 2025 to maintain the right to sell shares to the Equity Investor at a market discount (the “Commitment Shares”). The Equity Purchase Agreement contains customary representations, warranties and agreements by us, as well as customary indemnification obligations of the Company. Pursuant to the terms of the Equity Purchase Agreement, we have agreed to enter into a Registration Rights Agreement with the Equity Investor, pursuant to which, among other things, the Company will provide the Equity Investor with customary registration rights with respect to the Commitment Shares and the shares issuable pursuant to the Equity Purchase Agreement.
The securities to be offered pursuant to the Equity Purchase Agreement will be offered pursuant to our effective S-3/A shelf registration statement (File No. 333-273089), which was filed with the SEC on July 14, 2023 and declared effective on July 20, 2023, or a registration statement that will be filed with the SEC promptly after the execution of the Registration Rights Agreement.
Management believes that its cash, cash equivalents, and restricted cash on hand as of the filing date of this Quarterly Report, along with the actions which can be taken subsequent to March 31, 2025 as discussed above, will be sufficient to fund our operating activities for at least the next twelve months.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment Reporting
The Company reports its operating results and financial information in one operating and reportable segment. Our chief operating decision maker (“CODM”), which is our chief executive officer, reviews our operating results on a consolidated basis and uses that consolidated financial information to make operating decisions, assess financial performance, and allocate resources.
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
As of March 31, 2025 and December 31, 2024, one customer accounted for 100% of accounts receivable.
As of March 31, 2025 and December 31, 2024, one customer accounted for 100% of the customer financing receivable.
Revenue from two customers accounted for 55% and 38% of total revenue for the three months ended March 31, 2025 and revenue from two customers accounted for 80% and 14% of total revenue for the three months ended March 31, 2024.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on April 1, 2025. There have not been any significant changes to these policies during the three months ended March 31, 2025.
NOTE 3. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Sale of energy storage products	$4,891	$7,725
Operation and maintenance services	276	—
Software licensing	112	—
Intellectual property (“IP”) licensing	3,255	—
Other	—	34
Total revenue	$8,534	$7,759
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of March 31, 2025, the amount of the Company’s remaining performance obligations was $127.6 million. The Company generally expects to recognize approximately 97% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from March 31, 2025.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2025	December 31, 2024
Refundable contribution	$25,000	$25,000
Unbilled receivables	6,956	6,828
Less allowance for credit losses	(25,029)	(25,030)
Contract assets, net of allowance for credit losses	$6,927	$6,798

Contract liabilities	$10,585	$8,938
Contract assets consist of a refundable contribution and unbilled receivables. The refundable contribution was initially payable to the Company upon the customer’s first gravity energy storage system achieving substantial completion, subject to potential downward adjustment for liquidated damages if specified performance metrics were not met. In 2024, the customer agreed to remove the substantial completion condition and committed to repay the refundable contribution in the second half of 2024. However, the customer did not remit payment, and during 2024 the Company increased its allowance for credit losses to fully reserve this receivable. The Company is continuing to engage with the customer and is actively pursuing collection efforts.
Unbilled receivables represent the estimated value of unbilled work for projects with performance obligations recognized over time.
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $5.2 million and $0.5 million, respectively, related to amounts that were included in the deferred revenue balance as of the beginning of each period.
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31, 2025
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Other Notes Receivable	Total
Allowance for credit losses, beginning of period	$1,211	$25,030	$5,997	$—	$32,238
Provision (benefit) for credit losses	(32)	(1)	—	22	(11)
Allowance for credit losses, end of period	$1,179	$25,029	$5,997	$22	$32,227

	Three Months Ended March 31, 2024
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Other Notes Receivable	Total
Allowance for credit losses, beginning of period	$69	$1,113	$1,332	$—	$2,514
Provision (benefit) for credit losses	(46)	(72)	29	—	(89)
Allowance for credit losses, end of period	$23	$1,041	$1,361	$—	$2,425
The Company estimates expected uncollectible amounts related to its accounts receivable, customer financing receivable, contract asset balances, and other notes receivable as of the end of each reporting period, and presents those financial asset balances net of an allowance for expected credit losses in the consolidated balance sheets. Due to the Company’s limited

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
operating history, the Company generally utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for credit losses for each customer by type of financial asset. The Company derives its PD and LGD rates using historical rates for corporate bonds as published by Moody’s. The Company uses PD and LGD rates that correspond to the customer’s credit rating and period of time in which the financial asset is expected to remain outstanding. For significantly past due receivables, such as the customer financing receivable and refundable contribution, the Company determines specific allowances for each receivable.
The amortized cost basis for the Company’s customer financing receivable was $11.5 million as of March 31, 2025 and December 31, 2024. Effective December 31, 2024, the Company placed the customer financing receivable on non-accrual status and discontinued the accrual of interest income due to the customer’s first two installment payments being past-due.
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
•Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (amounts in thousands):

		Fair Value at
	Fair Value Hierarchy	March 31, 2025	December 31, 2024
Assets (Liabilities):
Warrant liabilities (1)	Level 3	$(2)	$(2)
__________________
(1) The warrants are not publicly traded and the Company uses a Black-Scholes model to determine the fair value of the warrants.
NOTE 6. RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2025 and 2024, the Company paid $0.3 million and $0.4 million, respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company. As of March 31, 2025 and December 31, 2024, the Company had payables of $0.1 million due to this related party.
NOTE 7. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s condensed consolidated balance sheets (amounts in thousands):

	March 31, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Investment in equity securities	$—	$3,270	$—	$3,270
Convertible note receivable	2,725	—	2,622	—
Other note receivable (1)	608	213	311	—
	$3,333	$3,483	$2,933	$3,270
__________________

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(1) The balance is shown net allowance for credit losses. Refer to Note 4, Allowance for credit losses, for further information.
Investment in Equity Securities
In 2022 and 2023, the Company purchased equity securities in KORE Power, Inc. (“KORE”), a U.S. manufacturer of battery cells and modules. These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments for observable price changes in orderly transactions for the same or similar securities, with unrealized gains and losses recognized in earnings. The cost basis of the KORE equity securities is $15.0 million, and cumulative impairment recorded as of March 31, 2025 and December 31, 2024 was $11.7 million.
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
The maturity date of the DG Fuels Note is the earlier of (i) 30 days after a demand for payment is made by the Company at any time after the two year anniversary of the date of issuance of the note; (ii) the four year anniversary of the date of issuance of the note; (iii) five days following a Financial Close (“Financial Close” means a project finance style closing by DG Fuels or its subsidiary of debt and equity capital to finance the construction of that certain biofuel facility currently under development by DG Fuels), or (iv) upon an event of default determined at the discretion of the Company. The DG Fuels Note has an annual interest rate of 10.0%. Per the conversion terms, the Company can convert the principal balance and unpaid accrued interest into equity securities of DG Fuels at a 20% discount. The Company does not expect to exercise its conversion option when the DG Fuels Note matures in October 2025.
Other Note Receivable
In October 2024, the Company loaned AUD 0.5 million (or $0.3 million) to Stoney Creek BESS Pty Ltd (“Stoney Creek”) to assist the company with purchasing a bond for a battery energy storage system (“BESS”) project (“Tranche 1”). Tranche 1 has a stated interest rate of 8.0% and principal and accrued interest for are due in October 2025.
On March 7, 2025, the Company agreed to provide Stoney Creek with a bank guarantee of AUD 2.5 million (or $1.6 million) as security for a performance bond (“Tranche 2”). This bank guarantee has not been issued as of March 31, 2025.
Also on March 7, 2025, the Company loaned an additional AUD 0.5 million (or $0.3 million) to Stoney Creek to fund BESS project costs (“Tranche 3”). Tranche 3 has a stated interest rate of 8.0% and principal and accrued interest are due in March 2026.
On March 17, 2025, the Company agreed to loan Stoney Creek, pending final governmental approval of the BESS project, up to an additional AUD 7.8 million (or $4.9 million) to fund development payments due to Stoney Creek’s owner and developer, Enervest Utility Pty Ltd (“Enervest”) (“Tranche 4”). The Company has loaned AUD 0.4 million (or $0.2 million) under Tranche 4 as of March 31, 2025.
If Stoney Creek’s BESS project is cancelled or does not obtain final governmental approval, any outstanding principal and interest owed to Energy Vault would immediately become due. In February 2025, Stoney Creek received preliminary approval by the Australian regulator and Stoney Creek was awarded a long-term energy service agreement by the Australian Energy Market Operator Services.
Also on March 17, 2025, the Company entered into a share purchase agreement to acquire Stoney Creek from Enervest for a nominal purchase price of one hundred Australian dollars. The closing of the acquisition is subject to regulatory review and approval in Australia. Upon closing of the acquisition, the carrying value of the note receivable is expected to be incorporated as part of the total consideration.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 8. PROPERTY AND EQUIPMENT, NET
As of March 31, 2025 and December 31, 2024, property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2025	December 31, 2024
Land	$302	$302
Buildings	774	774
Machinery and equipment	11,912	11,584
Finance lease right-of-use assets – vehicles	190	185
Furniture and IT equipment	1,442	1,259
Leasehold improvements	121	71
Construction in progress	114,815	88,669
Total property and equipment	129,556	102,844
Less: accumulated depreciation and amortization	(3,952)	(3,351)
Property and equipment, net	$125,604	$99,493
The increase in construction in progress primarily relates to construction of the Calistoga Resiliency Center hybrid energy storage system, the BESS in Snyder, Texas (“Cross Trails BESS”), and the microgrid and customer demonstration unit in Snyder, Texas (“Snyder CDU”).
For the three months ended March 31, 2025, depreciation and amortization related to property and equipment was $0.1 million and for the three months ended March 31, 2024, depreciation and amortization related to property and equipment was $0.2 million.
NOTE 9. INTANGIBLE ASSETS, NET
Intangible assets are stated at amortized cost and consist of the following (amounts in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software to be sold	$5,657	$(526)	$5,131	$4,901	$(363)	$4,538
Once a software application is available for general release and is placed in service, the Company amortizes the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life for our external-use software development costs is five years. Amortization expense for the three months ended March 31, 2025 and 2024 was $0.2 million and $0.1 million, respectively.
Future amortization expense for intangible assets is estimated as follows (amounts in thousands):

Amount
Remainder of 2025	$588
2026	784
2027	784
2028	784
2029	421
Thereafter	32
Subtotal	3,393
Software projects in process	1,738
Total	$5,131

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 10. DEBT
CRC Bridge Loan
On March 31, 2025, Calistoga Resiliency Center, LLC (“CRC” or the “Borrower”), a wholly-owned subsidiary of the Company, entered into a $27.8 million credit agreement (“CRC Bridge Loan”) with Jefferies Finance LLC (“Jefferies”), as administrative agent, collateral agent, and lender. The CRC Bridge Loan was intended to provide interim financing until long-term debt could be arranged. The CRC Bridge Loan carried a 9.5% annual interest rate and had a scheduled maturity date of April 23, 2025. After deducting closing fees, net proceeds totaled $26.8 million. The loan proceeds were included in the line item, restricted cash, current portion in the condensed consolidated balance sheet as of March 31, 2025.
On April 4, 2025, the Company refinanced the full outstanding balance of the CRC Bridge Loan through the issuance of $27.8 million in CRC Senior Notes (as described below). In accordance with Accounting Standard Codification (“ASC”) 470-10-45-14, because the refinancing was completed prior to the issuance of the financial statements, the Company reclassified the CRC Bridge Loan in the March 31, 2025 condensed consolidated balance sheet to reflect the long-term nature of the refinancing. The current portion of the CRC Bridge Loan is presented in an amount equal to the principal payments due within 12 months of March 31, 2025 under the terms of the CRC Senior Notes, which totals $13.3 million. The remaining $12.9 million carrying value of the CRC Bridge Loan, which is net of $1.6 million in debt discounts and issuance costs, is classified as long-term debt in the condensed consolidated balance sheet as of March 31, 2025. Due to the short-term nature of the CRC Bridge Loan, fair value approximates carrying value as of March 31, 2025.
CRC Senior Notes
On April 4, 2025, CRC issued $27.8 million of senior notes (“CRC Senior Notes”), with Eagle Point Credit as lender and Jefferies serving as agent for the transaction. The CRC Senior Notes were priced at 99.25% of par, resulting in net proceeds of $27.6 million.
The CRC Senior Notes bear interest at 12.5% per annum until the earlier of (i) the Company’s receipt of any tax credit transfer proceeds and (ii) December 31, 2025, and thereafter at a rate of 9.50% per annum. The CRC Senior Notes are senior secured obligations of CRC, backed by a first-priority pledge of all CRC assets and equity interests. The CRC Senior Notes include customary affirmative and negative covenants, including minimum cash reserves and a minimum debt service coverage ratio.
Principal and interest are payable semi-annually, with installments due each February 28 and August 31. The first principal payment of $12.9 million is due on August 31, 2025, with subsequent payments as set forth in the financing agreement. A final balloon payment of $7.0 million is due at maturity on April 4, 2032.
The Company may, at its option, redeem all or a portion of the CRC Senior Notes prior to maturity, subject to specified call protection provisions and any prepayment premiums set forth in the agreement. In the event of a change of control, the Company may be required to offer to repurchase the notes at a specified price. The proceeds of the CRC Senior Notes are restricted until the hybrid energy storage system in Calistoga, California is placed into service.
Insurance Premium Financings
In April 2024, the Company entered into two financing agreements related to premiums under certain insurance policies. For the first financing, the Company was obligated to repay the lender an aggregate sum of $1.4 million through ten equal monthly payments commencing on April 10, 2024. For the second financing, the Company was obligated to repay the lender an aggregate sum of $0.4 million through nine equal monthly payments commencing on May 10, 2024. Both financings had an annual interest rate of 7.4% and were fully repaid during the first quarter of 2025.
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
In March 2025, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $1.5 million through nine equal monthly payments, at an annual interest rate of 5.8%, commencing on April 10, 2025.
As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s insurance premium financings was $1.6 million and $0.7 million, respectively, and is included in the line item, accrued expenses, in the condensed consolidated balance sheets.
Interest Expense
The line item, interest expense, on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, consists of the following (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$18	$4
Amortization of debt issuance costs	43	—
Amortization of debt discount	31	—
Interest expense on finance leases	3	4
Total	$95	$8

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	March 31, 2025	December 31, 2024
Prepaid and other current assets:
Prepaid expenses	$5,132	$3,423
Tax refund receivable	141	117
Other	36	55
Total	$5,309	$3,595

Other assets:
Interest receivable	$925	$850
Other	185	306
Total	$1,110	$1,156

Accrued expenses:
Professional fees	$10,267	$8,373
Accrued purchases	6,575	8,165
Employee costs	1,992	4,019
Insurance premium financings	1,621	724
Taxes payable	690	2,351
Warranty liabilities	761	1,336
Total	$21,906	$24,968

Other current liabilities:
Customer deposits	$15,001	$—
Operating leases	478	461
Finance leases	40	38
Total	$15,519	$499

Other long-term liabilities:
Operating leases	$1,699	$785
Finance leases	73	81
Asset retirement obligation	11	11
Warrant liabilities	2	2
Warranty liabilities	—	55
Total	$1,785	$934
NOTE 12. STOCK-BASED COMPENSATION
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The initial number of shares of the Company’s common stock reserved for issuance under the 2022 Incentive Plan was approximately 15.5 million, plus up to approximately 8.3 million shares subject to awards granted under the 2017 and 2020 Stock Incentive Plans. Beginning on March 1, 2022 and ending on (and including) March 31, 2031, the number of shares of the Company’s common stock that may be issued under the 2022 Incentive Plan increases by a number of shares equal to the lesser of (i) 4.0% of the outstanding shares on the last day of the immediately preceding month or (ii) such lesser number of shares (including zero) that the Company’s Board determines for the purposes of the annual increase for that fiscal year.
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
2025 Inducement Plan
In February 2025, the Board approved the Company’s 2025 Inducement Plan, which provides for the granting of stock options, SARs, restricted stock, and RSUs to individuals who were not previously employees of Energy Vault, or following a bona fide period of non-employment, as inducement material to such individuals entering into employment with Energy Vault. Shares of common stock underlying awards that expire or are forfeited or canceled will again be available for issuance under the 2025 Inducement Plan. 8.0 million shares of the Company’s common stock are reserved for issuance under the 2025 Inducement Plan.
Stock Option Activity
Stock option activity for the three months ended March 31, 2025 was as follows (amounts in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	6,429	$1.62	6.0	$4,248
Stock options granted	—	—	—	—
Stock options exercised	—	—	—	—
Stock options forfeited, canceled, or expired	—	—	—	—
Balance as of March 31, 2025	6,429	1.62	5.8	93

Options exercisable as of March 31, 2025	2,342	1.54	5.1	93
Options vested and expected to vest as of March 31, 2025	6,429	$1.62	5.8	$93
As of March 31, 2025, total unrecognized stock-based compensation expense related to unvested option awards that are expected to vest was $3.1 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.6 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of March 31, 2025.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted Stock Units
RSU activity for the three months ended March 31, 2025 was as follows (amounts in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2024	22,325	$2.83
RSUs granted	7,070	0.95
RSUs forfeited	(116)	1.91
RSUs vested	(3,617)	3.08
Nonvested balance as of March 31, 2025	25,662	$2.28
As of March 31, 2025, unrecognized stock-based compensation expense related to these RSUs was $43.1 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.7 years.
Stock-Based Compensation Expense
Total stock-based compensation expense for the three months ended March 31, 2025 and 2024 is as follows (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Sales and marketing	$1,045	$1,715
Research and development	1,368	2,227
General and administrative	6,863	5,742
Total stock-based compensation expense	$9,276	$9,684
NOTE 13. SEGMENT REPORTING
As a single reportable segment entity, the Company’s CODM uses the profit measure of net loss to allocate resources and assess performance of our business by comparing actual results to historical results and previously forecasted financial information. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
See Note 3 for the Company’s revenue disaggregated by product line.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents revenue, significant segment expenses provided to the CODM, and net loss for our consolidated segment (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$8,534	$7,759
Cost of revenue	3,658	5,691
Gross profit	4,876	2,068
Significant segment expenses: (1)
Non-personnel operating costs (2)	7,290	8,012
Salaries and wages (3)	8,909	8,792
Stock-based compensation	9,276	9,684
Depreciation and amortization	305	295
Other segment items (4)	270	(3,576)
Net loss	$(21,174)	$(21,139)
__________________
(1) The significant segment expense categories and amounts presented align with the segment-level information that is regularly provided to the CODM.
(2) Represents sales and marketing, research and development, and general and administrative expenses, excluding personnel related costs.
(3) Represents the costs of employees’ salaries, benefits, and payroll taxes that are reported within sales and marketing, research and development, and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. This amount excludes stock-based compensation expense.
(4) Represents certain other segment items that are not deemed significant segment expenses and primarily consists of provision (benefit) for credit losses, interest income, interest expense, and other income/expense items.
NOTE 14. INCOME TAXES
The Company recognized a tax provision of $0.4 million for the three months ended March 31, 2025 and did not recognize any tax provision for the three months ended March 31, 2024. The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets.
NOTE 15. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Energy Vault Holdings, Inc.	$(21,136)	$(21,139)
Weighted-average shares outstanding – basic and diluted	153,723	147,019
Net loss per share – basic and diluted attributable to Energy Vault Holdings, Inc.	$(0.14)	$(0.14)

There were no common share equivalents that were dilutive for the three months ended March 31, 2025 and 2024. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Private warrants	5,167	5,167
Stock options	6,429	5,803
RSUs	25,662	24,021
Total	37,258	34,991
In connection with the reverse recapitalization in 2022, eligible Energy Vault stockholders immediately prior to the closing of the transaction obtained a contingent right to receive 9.0 million shares of the Company’s common stock (“Earn-Out Shares”) upon the Company’s common stock quoted on the NYSE equaling or exceeding certain specified prices for any 20 trading days within a 30 consecutive day trading period (“Earn-Out Triggering Event”). 9.0 million of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of March 31, 2025, as the underlying shares remain contingently issuable as the Earn-Out Triggering Events have not been satisfied.
The contingent right for Earn-Out Shares expired on May 12, 2025.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of March 31, 2025 consisted primarily of obligations under operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancelable purchase obligations as of March 31, 2025 totaled approximately $7.6 million.
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
Warranty Liabilities:
The Company provides a limited warranty to its BESS customers assuring that the BESSs are free from defects. The Company’s limited warranties are generally for a period of two or three years after the substantial completion date of a project. These warranties are considered assurance-type warranties which provide a guarantee of quality of the products. For assurance-type warranties in engineering, procurement, and construction (“EPC”) contracts, the Company records an estimate of future warranty costs over the period of construction. For assurance-type warranties in engineered equipment (“EEQ”) contracts, the Company records an estimate of future warranty costs upon the transfer of the equipment to the customer. Warranty costs are recorded as a component of cost of revenue in the Company’s condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2025 and 2024, the Company accrued the below estimated warranty liabilities, respectively (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Warranty liabilities, balance at beginning of period	$1,391	$1,818
Change in estimates	—	243
Costs paid or settled	(630)	(56)
Warranty liabilities, balance at end of period	$761	$2,005
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
Letters of Credit and Bank Guarantees:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit or bank guarantees for its customers, for project performance, and for its vendors for payment guarantees. Such letters of credit or bank guarantees are generally issued by a bank or a similar financial institution. The letter of credit or bank guarantee commits the issuer to pay specified amounts to the holder of the letter of credit or bank guarantee under certain conditions. As of March 31, 2025, the Company had $14.5 million in outstanding letters of credit and $2.0 million in bank guarantees issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit or bank guarantees. $3.0 million of the Company’s restricted cash balance as of March 31, 2025 consists of cash held by banks as collateral for the Company’s letters of credit or bank guarantees.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2025, the Company had $110.3 million in outstanding performance and payment bonds. Subsequent to March 31, 2025, an additional $4.0 million in cash was restricted in connection with the issuance of a payment bond.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of March 31, 2025, the Company had $20.5 million in outstanding other bonds.
Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its wholly owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell certain investment tax credits (“ITCs”) generated by the Calistoga Resiliency Center hybrid energy storage system, the Cross Trails BESS, and the Snyder CDU that are anticipated to be placed in service in 2025. The Tax Credit Transfer commitment is subject to certain conditions set forth therein, and requires the Company to incur the remaining associated capital expenditures to complete the projects (via internal sources or external sources such as project financing). The third-party purchaser has agreed to purchase on or before December 15, 2025, all the eligible ITCs generated by these projects, in an amount to be finalized subject to final cost segregation reports, which management believes will be approximately $39.9 million, net of fees, across all three projects.
NOTE 17. SUBSEQUENT EVENTS
NYSE Notification
On April 16, 2025, the Company was notified by the NYSE that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. The notice did not result in the immediate delisting of the Company’s common stock from the NYSE. Under NYSE rules, Energy Vault has a period of six months from receipt of the notice to regain compliance with the NYSE minimum stock price listing requirement. The Company intends to consider available alternatives, subject to stockholder approval, to cure the stock price non-compliance. Under the NYSE’s rules, if Energy Vault determines that it will cure the stock price deficiency by taking an action that will require stockholder approval, the price condition will be deemed cured if the average closing price exceeds $1.00 per share over a 30-day trading period and the Company has a closing share price of at least $1.00 on the last day of the cure period. Energy Vault’s common stock will continue to be listed and trade on the NYSE during this cure period.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Cross Trails Bridge Loan
On May 12, 2025, the Company entered into a credit agreement with Crescent Cove Opportunity Lending, LLC (“Crescent Cove”) as lender and administrative agent, providing for a short-term loan in an aggregate principal amount of $10.0 million (Cross Trails Bridge Loan”). The Cross Trails Bridge loan bears interest at an annual rate of 24% and matures on July 13, 2025. The Cross Trails Bridge Loan includes an original issue discount equal to 5% of the principal amount and a structuring fee of $0.2 million. The loan is secured by substantially all of the Company’s assets in the U.S., primarily the Cross Trails BESS and excludes the Calistoga hybrid energy system, and is guaranteed by all of the Company’s U.S. subsidiaries except for CRC. Proceeds will be used for general corporate purposes and working capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s condensed consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in the Annual Report for the year ended December 31, 2024 filed by us with the SEC on April 1, 2025. This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Our Business
Energy Vault provides a diverse technology portfolio of turnkey energy storage platforms, including proprietary gravity, battery, and green hydrogen energy storage hardware technologies, supported by our technology-agnostic energy management system software and integration platform. In 2024, we began a multi-year transition from providing this technology portfolio solely to third parties through a build-and-transfer model or licensing model, to also taking an ownership interest in energy storage assets in select attractive markets. We believe that our experience in the build-and-transfer business, combined with our proprietary energy storage technologies and geographical footprint, uniquely positions us to build and operate storage projects with superior efficiency and reliability.
We incorporate a customer-centric, solutions-based approach toward helping utilities, independent power producers (“IPP”), and large industrial energy users reduce their energy costs while maintaining power reliability. As the global demand for electricity increases and the world transitions to an economy powered by increasingly intermittent renewable energy such as solar and wind, the ability to provide clean, reliable, and affordable electricity to a growing global population will depend heavily on the ability to store and distribute energy at appropriate times. We are striving to create a world powered by renewable resources so that everyone will have access to clean, reliable, sustainable, and affordable energy.
Key Factors and Trends Affecting our Business
We believe that our performance and future success depend upon several factors that present significant opportunities for us, but also pose risks and challenges including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K filed with the SEC on April 1, 2025 and Part II, Item 1A. “Risk Factors” in this Quarterly Report.
Impact of Tariffs
Effective March 4, 2025, the U.S. government implemented a 20% tariff under the International Emergency Economic Powers Act (“IEEPA”) on imports from China, including lithium-ion batteries. Subsequently, on April 10, 2025, an additional 125% reciprocal tariff was imposed on Chinese-origin goods. These tariffs are in addition to the preexisting 3.4% Most-Favored-Nation (MFN) base tariff and the 7.5% Section 301 tariff applicable to lithium-ion batteries imported from China. As a result, our B-Vault products, all of which have been sourced and manufactured in China, are now subject to a cumulative U.S. import tariff burden of approximately 155.9%.
The imposition of these tariffs has materially affected our operations. Several third-party sales projects within our backlog and development pipeline have experienced delays or cancellations due to the increased costs associated with importing B-Vault products from China. In response, we are actively exploring alternative sourcing options, including vendors with manufacturing capabilities outside of China, to mitigate the impact of these tariffs. As of the filing date of this Quarterly Report, we have not successfully imported our B-Vault products from non-Chinese suppliers on an economical basis.
Should trade tensions escalate further or if additional tariffs, trade restrictions, or retaliatory measures are implemented on our products or components originating from countries outside the U.S., our ability to source B-Vault products or sell them at competitive prices could be adversely affected. Such developments may have a material and adverse impact on our business operations, financial results, and cash flows.
Development and Deployment Plan for Energy Storage Products
In our third-party business, we primarily rely on two models for project delivery, which are (i) EPC delivery and (ii) EEQ delivery. Under the EPC model, we generally rely on third-party EPC firms to construct our storage systems, under our supervision with dedicated teams tasked with project management. Under the EEQ model, we are responsible for the delivery of the equipment we provide, as well as resolving issues within our scope of supply.
Our cost projections for our third-party business and for our owned projects are heavily dependent upon raw materials (such as steel), equipment (such as motors, batteries, inverters, and power electronic devices), and technical and construction service providers (such as engineering, procurement, construction firms).
Energy Storage Industry
The utility-scale energy storage industry is increasing at a rapid pace, driven by increased demand for electricity, global transitions toward renewable energy, and increased focus on grid resilience.
According to a report from the U.S. Department of Energy in December 2024, electricity demand is forecasted to grow substantially in the United States over the next few decades. Electricity demand is expected to be driven primarily by new data centers, artificial intelligence, new manufacturing facilities, electric vehicles, and sector-wide electrification. In June 2024, the Australian Energy Market Operator (“AEMO”) released their Integrated System Plan (“ISP”), a development path to transition their national electricity market to net-zero by 2050. Between 2024 and 2050, the ISP anticipates that electricity consumption from the Australian electric grid will increase by approximately 80% and energy storage capacity will increase by approximately 1,500%.
Over the past decade, deployment of renewable energy resources has accelerated and there has been an industry-wide push for decarbonization, which is increasing the demand for grid-scale energy storage. A major obstacle to transitioning to renewable sources of energy such as wind and solar is the intermittent availability of these types of energy sources. Energy storage solutions are needed to balance the production intermittency of variable renewable energy to support a clean-energy future and a balanced electrical grid infrastructure. Both government mandates and companies focused on reducing energy use, cost, and emissions are expected to propel the shift to renewable sources of power.
Additionally, software solutions play a vital role in assisting energy storage owners in managing the growing complexities of renewable energy and energy storage markets. As renewable and energy storage asset portfolios expand globally, these stakeholders will need software solutions that enhance asset performance and boost revenue while reducing total ownership costs.
Our expansion of revenue depends on the ongoing adoption of energy storage solutions by our customers and our ability to source, execute, and operate energy storage projects with attractive economics. The growth of the energy storage market that we address is primarily driven by the decreasing cost of energy storage technologies, government mandates, financial incentives to reduce GHG emissions, and efforts to enhance grid stability and efficiency. These dynamics are driving demand for increased energy storage capacity and duration.
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
Government Regulation and Compliance
Federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our product and services. These statutes and regulations directly affect our owned asset business and indirectly affect our third-party sales business. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the United States, governments continuously modify these statutes and regulations. Governments, often acting through state utility or public service commissions, change and adopt different rates for commercial customers on a regular basis. These changes could affect our ability to deliver cost savings to our current and future customers for the purchase of electricity.
Each of our owned installations or our customer installations must be designed, constructed, and operated in compliance with applicable federal, state and local regulations, codes, standards, guidelines, policies, and laws. To install and operate energy storage systems on its platform, we, our customers or our partners, as applicable, are required to obtain applicable permits and approvals from local authorities having jurisdiction to install energy storage systems and to interconnect the systems with the local electrical utility.
U.S. Energy Storage Regulation and Legislation
The U.S. Congress is continuously reviewing and passing various climate change proposals, incentives, regulations, and legislation that may support the energy storage industry, including in the form of tax credits and incentives. The implementation of these laws can vary greatly across administrations and take long periods of time before the full extent of regulations are adopted. We cannot guarantee we will realize any or all of the anticipated benefits or incentives under any such enacted regulations or legislation, including the IRA. IRS private letter ruling 201809003 clarified that energy storage is eligible for federal tax credits if charged primarily by qualifying renewable resources.
The IRA adopted in August 2022 contains a number of tax incentive provisions that directly support the adoption of energy storage solutions and services. Before the enactment of the IRA, the Section 48 ITC did not apply to standalone energy storage projects. The IRA added Section 48(a)(3)(A)(ix) to allow a taxpayer that placed in service a standalone energy storage technology with a minimum capacity of 5 kWh to claim the ITC, if certain requirements are met. Energy storage technology that is placed in service after December 31, 2022 and started construction for U.S. federal income tax purposes prior to January 1, 2025, may claim the ITC under Section 48(a). To qualify for the full ITC rate of 30%, an energy storage project will need to satisfy certain labor requirements relating to the payment of prevailing wages and use of apprentices, or have started construction for U.S. federal income tax purposes prior to January 29, 2023. If these requirements are not met, the project may be eligible only for a base rate of 6%. The existing energy ITC will be replaced by a CEITC or “tech neutral” regime, which is available for any investment in a qualified storage facility that is placed in service after calendar year 2024 (certain labor requirements will still apply). The IRA also included bonus credits associated with the ITC, which may be relevant to our business. There is a 10% bonus credit for projects located in certain areas designated as energy communities, an additional 10% bonus credit for projects utilizing products which collectively meet certain minimum domestic content requirements, and a 10% or 20% bonus credit for certain projects less than 5 MW located in a low-income community or that serve low-income community members. Finally, the IRA included a manufacturing production tax credit for specific renewable energy and battery storage related products and components manufactured in the U.S.
We believe we may be positioned to benefit from the bonus credits related to the energy storage systems we intend to own and operate and will stimulate demand for our customers to invest in more energy storage systems. To date, the IRA regulations, proposed regulations and/or guidance issued by the U.S. Department of Treasury and Internal Revenue Service associated with these various tax credits, including but not limited to the ITC, domestic content bonus credit, energy community bonus credit, and manufacturing production tax credit have provided some substantive clarity. However, we are continuing to seek additional clarity on certain aspects of IRA guidance and/or regulation via updated guidance and future proposed and/or final regulations. The potential impact from the change in the U.S. presidential administration to any existing regulations, including any potential ramifications for the IRA and the various tax incentive provisions as well as other government and tax incentives for clean energy and energy storage in the United States, is uncertain at this stage. Some of the guidance and rulemaking enacted under the Biden Administration could be changed or modified by the Trump Administration, creating uncertainty with respect to implementation of the IRA. It remains uncertain whether Congress will modify or repeal the IRA in connection with the budget reconciliation process or otherwise. Accordingly, no assurance can be given that our projects will be eligible for tax credits or other benefits under the IRA.

Recent Developments
Between October 2024 and March 2025, the Company agreed to loan Stoney Creek BESS Pty Ltd (“Stoney Creek”) up to AUD 8.8 million (or $5.5 million) to assist them in paying for BESS project development related costs. The Company also agreed to provide Stoney Creek a bank guarantee of up to AUD 2.5 million (or $1.6 million) as security for a performance bond. On March 17, 2025, the Company entered into a share purchase agreement to acquire Stoney Creek for a nominal purchase price of one hundred Australian dollars. The closing of the acquisition is subject to regulatory review and approval in Australia. Upon closing of the acquisition, the carrying value of the note receivable is expected to be incorporated as part of the total consideration.
On March 31, 2025, the Company entered into a license and royalty agreement with a publicly listed infrastructure development company in India. The agreement is expected to accelerate the manufacturing and deployment of Energy Vault’s B-Vault BESS technology alongside the Company’s VaultOS EMS software, in the Indian market. The agreement includes upfront licensing fees paid to Energy Vault, in addition to long-term recurring royalty revenue streams.
On April 16, 2025, the Company was notified by the NYSE that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. The notice did not result in the immediate delisting of the Company’s common stock from the NYSE. Under NYSE rules, Energy Vault has a period of six months from receipt of the notice to regain compliance with the NYSE minimum stock price listing requirement. The Company intends to consider available alternatives, subject to stockholder approval, to cure the stock price non-compliance. Under the NYSE’s rules, if Energy Vault determines that it will cure the stock price deficiency by taking an action that will require stockholder approval, the price condition will be deemed cured if the average closing price exceeds $1.00 per share over a 30-day trading period and the Company has a closing share price of at least $1.00 on the last day of the cure period. Energy Vault’s common stock will continue to be listed and trade on the NYSE during this cure period.
Key Operating Metrics
The following tables present our key operating metrics for the periods presented (amounts in thousands unless otherwise noted):

	Three Months Ended March 31,
	2025	2024
New bookings	$225,729	$—
Cancellations	—	—
Net bookings	$225,729	$—

New bookings (in MWh)	1,004	—
Cancellations (in MWh)	—	—
Net bookings (in MWh)	1,004	—

	March 31, 2025	December 31, 2024
Developed Pipeline	$2,131,300	$2,085,908
Developed Pipeline (in MWh)	8,797	9,194
Backlog	$648,043	$433,886
Backlog (in MWh)	2,577	1,574
Bookings
Net bookings represent the total aggregate contract value and total MWhs to be delivered from customer contracts signed during the period (i.e., gross bookings), net of the total aggregate value and total MWhs of contracts that were cancelled during the period. The aggregate contract value includes any potential future variable payments from tolling and offtake arrangements that the Company believes are probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable. Potential future IP royalties are not included in bookings. Due to the long-term nature of our contracts, bookings are a key metric that allows us to understand and evaluate the growth of our Company and our estimated future revenue related to our customer contracts.
Developed Pipeline
Developed pipeline represents uncontracted potential revenue from third-party projects where potential prospective customers have either awarded the Company a project or shortlisted the Company for consideration. It also includes potential tolling revenue from projects where the Company is in advanced negotiations to build, own, and operate energy storage systems. Developed pipeline is an internal management metric that we construct using information from our global sales team and is monitored by management to understand the potential anticipated growth of our Company and to estimate potential future revenue. Developed pipeline is influenced by the prevailing foreign exchange rates and equipment prices and may vary from period to period if these inputs change.
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
Backlog
Backlog represents contracted but unrecognized revenue from projects and services yet to be completed, unrecognized revenue or other income from IP licensing agreements, and unrecognized revenue from tolling arrangements for projects operated by Energy Vault or affiliates. Backlog includes any potential future variable payments from tolling and offtake arrangements that the Company believes is probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable. Potential future IP royalties are not included in backlog. Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others.
We cannot guarantee that our bookings, backlog, or developed pipeline will result in actual revenue in the originally anticipated period, or at all. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. Many of our projects require government approvals, third-party financing, and other contingencies, many of which are beyond our control. If our bookings, backlog, or developed pipeline fail to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. See “Risk Factors - Our total backlog, bookings, and developed pipeline may not be indicative of our future revenue, which could have a material impact on our business, financial condition, and results of operations” in the Annual Report for the year ended December 31, 2024 filed by us with the SEC on April 1, 2025.
Key Components of Results of Operations
Revenue
The Company generates revenue from the sale of our energy storage products, the licensing of the Company’s software solutions and IP, and from long-term service agreements to operate and maintain customer owned energy systems. To date, the Company has primarily generated revenue from the sale of our BESSs and from licensing our EVx technology. In addition to these sources of revenue, in the future we expect to generate revenue from tolling arrangements in connection with energy storage systems that we intend to own and operate.
The Company sells its BESSs under (i) an EPC model and (ii) an EEQ model. When the Company sells a BESS under the EPC model, the Company recognizes revenue over time as we transfer control of our product to the customer. Under an EEQ model, the Company recognizes revenue related to equipment sales upon delivery to the customer and service revenue over time as we provide specialized technical services to the customer.
When the Company licenses its IP, revenue is recognized at the point in time at which the customer obtains control of the licensed technology. When the Company licenses its software solutions or provides operation and maintenance services, the transaction price for each contract is recognized as revenue on a straight-line basis over the term of the contract.
Our revenue is affected by changes in the price, volume, and mix of products and services purchased by our customers, which is driven by the demand of our products, geographic mix of our customers, strength of competitor’s product offerings, and the availability of government incentives to the end-users of our products.
Our revenue growth is dependent on continued growth in the number of energy storage systems constructed each year and our ability to increase our share of demand in the geographic regions where we currently compete and plan to compete in the future. Additionally, our revenue growth is dependent on our ability to find attractive projects to build, own, and operate.
Cost of Revenue
Cost of revenue primarily consists of product costs, materials and supplies, and costs associated with subcontractors, direct labor, and product warranties. Product costs include the cost of purchased equipment, as well as tariffs and shipping costs directly attributable to that equipment.
Our cost of revenue is affected by underlying costs of equipment and materials such as batteries, inverters, enclosures, transformers, and cables, as well as the cost of subcontractors to provide construction services. We do not currently hedge against changes in the price of raw materials as we do not purchase raw materials. We purchase energy storage system components from our suppliers.
Gross Profit and Gross Profit Margin
Gross profit and gross profit margin may vary from period to period due to the timing of transferring control of significant uninstalled equipment to customers under contracts to sell energy storage systems. When control of significant uninstalled equipment is transferred to customers in a EPC project, the Company recognizes revenue in an amount equal to the cost of that equipment. The profit margin inherent in these materials is deferred until the Company fulfills its obligation to install the materials during construction of the energy storage systems. Generally, margins in an EPC project are lower in the beginning and middle stages as the equipment is delivered, and margins are higher in the later stages as the Company performs the construction, installation, and commissioning services. As a result, gross profit and gross profit margin will vary from period to period.
Additionally, gross profit and gross profit margin may vary from period to period due to our sales volume, product prices, product costs, product mix, geographical mix, and change in estimates for warranty liabilities.
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
Provision (Benefit) for Credit Losses
Provision (Benefit) for credit losses represents the expense (benefit) recognized to account for potential losses on accounts receivable, contract assets, and customer financing receivable due to customer defaults or credit deterioration. This provision reflects management’s estimate of expected credit losses based on historical trends and forward-looking assessments.
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
Results of operations
Consolidated Comparison of Three Months Ended March 31, 2025 to March 31, 2024
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Revenue	$8,534	$7,759	$775
Cost of revenue	3,658	5,691	(2,033)
Gross profit	4,876	2,068	2,808
Operating Expenses:
Sales and marketing	4,145	4,170	(25)
Research and development	3,824	6,966	(3,142)
General and administrative	17,506	15,353	2,153
Benefit for credit losses	(11)	(89)	78
Depreciation and amortization	305	295	10
Total operating expenses	25,769	26,695	(926)
Loss from operations	(20,893)	(24,627)	3,734
Other income (expense):
Interest expense	(95)	(8)	(87)
Interest income	315	1,826	(1,511)
Other income (expense), net	(118)	1,670	(1,788)
Loss before income taxes	$(20,791)	$(21,139)	$348
Revenue
The Company recognized revenue for the product and service categories as follows for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Sale of energy storage products	$4,891	$7,725
Operation and maintenance services	276	—
Software licensing	112	—
IP licensing	3,255	—
Other	—	34
Total revenue	$8,534	$7,759
Revenue increased by $0.8 million to $8.5 million for the three months ended March 31, 2025, compared to $7.8 million for the same period in 2024. The increase was driven by $3.6 million in revenue generated from IP licensing, operation and maintenance services, and software licensing as those revenue streams did not have comparable amounts in the prior-year period. The IP licensing revenue relates to the Company’s agreement to license its B-Vault IP to an Indian infrastructure company. These increases were partially offset by a decline of $2.8 million in energy product storage sales.
Revenue from two customers accounted for 55% and 38% of total revenue for the three months ended March 31, 2025 and revenue from two customers accounted for 80% and 14% of total revenue for the three months ended March 31, 2024.
Cost of Revenue
Cost of revenue decreased by $2.0 million to $3.7 million for the three months ended March 31, 2025, compared to $5.7 million for the same period in 2024. The decrease was primarily due to lower sales of energy storage products.

Gross Profit and Gross Profit Margin
Gross profit was $4.9 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively, and gross profit margin was 57.1% and 26.7%, respectively. The improvement in gross profit and gross margin was primarily driven by IP licensing revenue, which did not incur any cost of sales.
Sales and Marketing Expenses
Sales and marketing expenses remained relatively flat at $4.1 million for the three months ended March 31, 2025, compared to $4.2 million for the same period in 2024.
Research and Development Expenses
Research and development expenses decreased by $3.1 million to $3.8 million for the three months ended March 31, 2025, compared to $7.0 million for the same period in 2024. The decrease was primarily due to reductions of $2.4 million in personnel-related expenses, $0.5 million in software expenses, and $0.1 million in engineering costs, driven mainly by cost-control measures and lower R&D headcount.
General and Administrative Expenses
General and administrative expenses increased by $2.2 million to $17.5 million for the three months ended March 31, 2025, compared to $15.4 million for the same period in 2024. The increase was primarily due to a $2.2 million increase in personnel-related expenses resulting from higher G&A headcount and retention bonuses.
Benefit for Credit Losses
Benefit for credit losses was relatively flat at $11 thousand and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Depreciation and Amortization Expense
Depreciation and amortization expense was $0.3 million for each of the three months ended March 31, 2025 and 2024.
Interest Income
Interest income decreased by $1.5 million to $0.3 million for the three months ended March 31, 2025, compared to $1.8 million for the same period in 2024. The decrease was primarily due to lower average cash balances during the three months ended March 31, 2025, compared to the same period in 2024.
Other Income (Expense), Net
Other expense, net was $0.1 million for the three months ended March 31, 2025, compared to other income, net of $1.7 million for the same period in 2024, representing a year-over-year change of $1.8 million. The change was primarily due to a $1.5 million gain recognized in the first quarter of 2024 related to the derecognition of a related-party contract liability, for which there was no comparable gain the first quarter of 2025.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, Energy Vault has financed its net cash used in operating and investing activities primarily through the issuance and sale of equity, as well as proceeds from the reverse recapitalization and private investment in public equity transaction completed in 2022.
As part of our ongoing business operations, the Company had a sales backlog of $648.0 million as of March 31, 2025. Management expects this backlog to contribute to the future funding of our business, supported by a robust developed pipeline, which we anticipate to convert into additional contracted backlog as new agreements are executed.
To support non-cash backed performance bonding and surety obligations required under project EPC agreements, the Company partners globally with Marsh to access bonding and surety instruments issued by top-rated insurance firms. As of March 31, 2025, Energy Vault maintained a bonding capacity exceeding $1.0 billion for new projects.
Energy Vault has historically incurred negative operating cash flows and operating losses and may continue to incur operating losses in the future. The Company may seek to raise additional capital through combinations of equity and/or debt financings, subject to prevailing market conditions. Issuance of equity securities could result in dilution to existing stockholders and may include rights, preferences, or privileges senior to those of the Company’s common stock. Separately, the Company has announced its intention to raise preferred equity in connection with project-specific financing vehicles. These vehicles are expected to be non-dilutive to common stockholders and would be directly tied to individual project cash flows.
The Company has raised funds through debt financing secured by one project owned by the Company, and the resulting debt ranks senior to the Company’s common equity. If the Company raises additional funds through the issuance of debt securities, such instruments could also rank senior to common equity and may include covenants or terms that impose significant restrictions on operations. Volatility in the credit markets and broader financial services sector could impact the availability and cost of both debt and equity financing in the future.
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
Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its wholly owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell certain ITCs generated by the Calistoga Resiliency Center hybrid energy storage system, the Cross Trails BESS, and the Snyder CDU that are anticipated to be placed in service in 2025. The Tax Credit Transfer commitment is subject to certain conditions set forth therein, and requires the Company to incur the remaining associated capital expenditures to complete the projects (via internal sources or external sources such as project financing). The third-party purchaser has agreed to purchase on or before December 15, 2025, all the eligible ITCs generated by these projects, in an amount to be finalized subject to final cost segregation reports, which management believes will be approximately $39.9 million, net of fees, across all three projects.
ATM Facility and Equity Purchase Agreement
On November 12, 2024, we entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC, as sales agent (the “Sales Agent”), pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $50.0 million through the Sales Agent under an “at-the-market” equity offering program. We may seek, from time to time, to raise additional capital either under the Sales Agreement or otherwise.
On March 31, 2025, we entered into an Equity Purchase Agreement with an Equity Investor. Pursuant to the Equity Purchase Agreement, the Company has the right at its sole discretion, but not the obligation, to sell to the Equity Investor, and the Equity Investor is obligated to purchase, up to $25.0 million of newly issued shares of the Company’s common stock, from time to time during the term of the Equity Purchase Agreement, subject to certain limitations and conditions. The Company expects to issue the Equity Investor shares of our common stock equivalent to 0.3% of our outstanding common stock as of March 31, 2025 to maintain the right to sell shares to the Equity Investor at a market discount (the “Commitment Shares”). The Equity Purchase Agreement contains customary representations, warranties and agreements by us, as well as customary indemnification obligations of the Company. Pursuant to the terms of the Equity Purchase Agreement, we have agreed to enter into a Registration Rights Agreement with the Equity Investor, pursuant to which, among other things, the Company will provide the Equity Investor with customary registration rights with respect to the Commitment Shares and the shares issuable pursuant to the Equity Purchase Agreement.
The securities to be offered pursuant to the Equity Purchase Agreement will be offered pursuant to our effective S-3/A shelf registration statement (File No. 333-273089), which was filed with the SEC on July 14, 2023 and declared effective on July 20, 2023, or a registration statement that will be filed with the SEC promptly after the execution of the Registration Rights Agreement.
CRC Bridge Loan
On March 31, 2025, CRC, a wholly-owned subsidiary of the Company, entered into a $27.8 million credit agreement with Jefferies, as administrative agent, collateral agent, and lender. The CRC Bridge Loan was intended to provide interim financing until long-term debt could be arranged. The CRC Bridge Loan carried a 9.5% annual interest rate and had a scheduled maturity date of April 23, 2025. After deducting closing fees, net proceeds totaled $26.8 million. The loan proceeds were included in the line item, restricted cash, current portion in the condensed consolidated balance sheet as of March 31, 2025.
On April 4, 2025, the Company refinanced the full outstanding balance of the CRC Bridge Loan through the issuance of $27.8 million in CRC Senior Notes (as described below).
CRC Senior Notes
On April 4, 2025, CRC issued $27.8 million of senior notes (“CRC Senior Notes”), with Eagle Point Credit as lender and Jefferies serving as agent for the transaction. The CRC Senior Notes were priced at 99.25% of par, resulting in net proceeds of $27.6 million.
The CRC Senior Notes bear interest at 12.5% per annum until the earlier of (i) the Company’s receipt of any tax credit transfer proceeds and (ii) December 31, 2025, and thereafter at a rate of 9.50% per annum. The CRC Senior Notes are senior secured obligations of CRC, backed by a first-priority pledge of all CRC assets and equity interests. The CRC Senior Notes include customary affirmative and negative covenants, including minimum cash reserves and a minimum debt service coverage ratio.
Principal and interest are payable semi-annually, with installments due each February 28 and August 31. The first principal payment of $12.9 million is due on August 31, 2025, with subsequent payments as set forth in the financing agreement. A final balloon payment of $7.0 million is due at maturity on April 4, 2032.
The Company may, at its option, redeem all or a portion of the CRC Senior Notes prior to maturity, subject to specified call protection provisions and any prepayment premiums set forth in the agreement. In the event of a change of control, the Company may be required to offer to repurchase the notes at a specified price. The proceeds of the CRC Senior Notes are restricted until the hybrid energy storage system in Calistoga, California is placed into service.
Cross Trails Bridge Loan
On May 12, 2025, the Company entered into a credit agreement with Crescent Cove Opportunity Lending, LLC (“Crescent Cove”) as lender and administrative agent, providing for a short-term loan in an aggregate principal amount of $10.0 million (Cross Trails Bridge Loan”). The Cross Trails Bridge loan bears interest at an annual rate of 24% and matures on July 13, 2025. The Cross Trails Bridge Loan includes an original issue discount equal to 5% of the principal amount and a structuring fee of $0.2 million. The loan is secured by substantially all of the Company’s assets in the U.S., primarily the Cross Trails BESS and excludes the Calistoga hybrid energy system, and is guaranteed by all of the Company’s U.S. subsidiaries except for CRC. Proceeds will be used for general corporate purposes and working capital.
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes our cash, cash equivalents, and restricted cash balances as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$17,822	$27,091
Restricted cash	29,333	2,982
Total cash, cash equivalents, and restricted cash	$47,155	$30,073
Our cash equivalents are highly liquid investments purchased with an original or remaining maturities of three months or less. $26.3 million of our restricted cash balance as of March 31, 2025 was attributable to the CRC Bridge Loan. The remaining restricted cash balance was primarily held by banks as collateral for the Company’s letters of credit.
Contractual Obligations
Our principal commitments as of March 31, 2025 consisted primarily of obligations under operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancellable purchase obligations as of March 31, 2025 totaled approximately $7.6 million.

Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash (used in) provided by operating activities	$(2,730)	$947
Net cash used in investing activities	(7,313)	(8,768)
Net cash provided by (used in) financing activities	27,060	(678)
Effects of exchange rate changes on cash	65	(272)
Net increase (decrease) in cash	$17,082	$(8,771)
Operating Activities
Cash used in operating activities was $2.7 million for the three months ended March 31, 2025, compared to cash provided by operating activities of $0.9 million for the same period in 2024.
For the three months ended March 31, 2025, cash used in operating activities reflected a net loss of $21.2 million, adjusted for $9.6 million in non-cash charges, a $6.2 million increase in operating liabilities, and a $2.6 million decrease in operating assets. Significant non-cash items included $9.3 million in stock-based compensation expense and $0.3 million in depreciation and amortization expense. The increase in operating liabilities was driven by a $15.0 million customer deposit and a $1.6 million increase in deferred revenue, partially offset by a $9.9 million decrease in accounts payable and accrued expenses. The customer deposit relates to potential third-party projects to sell B-Vaults, but the deposit is refundable if Energy Vault or the potential customer choose not to proceed with the projects. The increase in deferred revenue relates to advance customer payments for ongoing projects. The decrease in operating assets was driven by a $10.6 million decrease in accounts receivable, partially offset by a $5.6 million increase in advances to suppliers and a $1.7 million increase in prepaid and other current assets. The change in cash flows from operating activities for the three months ended March 31, 2025, compared to the same period in 2024, was primarily due to lower cash collections from customers, as our beginning accounts receivable balance in the first quarter of 2025 was significantly lower than it was in the first quarter of 2024.
Investing Activities
During the three months ended March 31, 2025 and 2024, cash used in investing activities totaled $7.3 million and $8.8 million, respectively.
Cash used in investing activities for the three months ended March 31, 2025 consisted of $6.8 million for the purchase of property and equipment, primarily related to the construction of the Snyder CDU, Cross Trails BESS, and the hybrid energy storage system being constructed in Calistoga, California. Additionally, the Company loaned Stoney Creek $0.5 million during the three months ended March 31, 2025.
The decrease in cash used in investing activities for the three months ended March 31, 2025, compared to the same period in 2024, is due to a decrease in cash outflows for the purchase of property and equipment.
Financing Activities
During the three months ended March 31, 2025, cash provided by financing activities totaled $27.1 million, compared to cash used in financing activities of $0.7 million for the three months ended March 31, 2024.
For the three months ended March 31, 2025, cash provided by financing activities was primarily attributable to $26.8 million in net proceeds from the CRC Bridge loan and $1.5 million in proceeds from insurance premium financings, partially offset by the payment of $0.7 million in debt issuance costs for the CRC Bridge Loan and $0.5 million in insurance premium financing repayments. The year-over-year change in financing cash flows primarily reflects the proceeds from the new financing transactions in the first quarter of 2025. There were no such comparable transactions in the first quarter of 2024.

Non-GAAP Financial Measures
To complement our condensed consolidated statements of operations and comprehensive loss, we use non-GAAP financial measures of adjusted S&M expenses, adjusted R&D expenses, adjusted G&A expenses, adjusted operating expenses, adjusted net loss, and adjusted EBITDA. Management believes that these non-GAAP financial measures complement our GAAP amounts and such measures are useful to securities analysts and investors to evaluate our ongoing results of operations when considered alongside our GAAP measures. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to other measures of financial performance calculated in accordance with GAAP. These non-GAAP measures and their reconciliation to GAAP financial measures are shown below.
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
S&M expenses (GAAP)	$4,145	$4,170
Non-GAAP adjustments:
Stock-based compensation expense	1,045	1,715
Adjusted S&M expenses (non-GAAP)	$3,100	$2,455
The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
R&D expenses (GAAP)	$3,824	$6,966
Non-GAAP adjustments:
Stock-based compensation expense	1,368	2,227
Adjusted R&D expenses (non-GAAP)	$2,456	$4,739
The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
G&A expenses (GAAP)	$17,506	$15,353
Non-GAAP adjustments:
Stock-based compensation expense	6,863	5,742
Adjusted G&A expenses (non-GAAP)	$10,643	$9,611
The following table provides a reconciliation from GAAP operating expenses to non-GAAP operating expenses (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Operating expenses (GAAP)	$25,769	$26,695
Non-GAAP adjustments:
Stock-based compensation expense	9,276	9,684
Depreciation and amortization	305	295
Benefit for credit losses	(11)	(88)
Adjusted operating expenses (non-GAAP)	$16,199	$16,804

The following table provides a reconciliation from net loss attributable to Energy Vault Holdings, Inc. to non-GAAP adjusted net loss, (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(21,136)	$(21,139)
Non-GAAP adjustments:
Stock-based compensation expense	9,276	9,684
Gain on derecognition of contract liability	—	(1,500)
Benefit for credit losses	(11)	(88)
Foreign exchange losses	133	60
Adjusted net loss (non-GAAP)	$(11,738)	$(12,983)
The following table provides a reconciliation from net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(21,136)	$(21,139)
Non-GAAP adjustments:
Interest income, net	(220)	(1,818)
Provision for income taxes	383	—
Depreciation and amortization	305	295
Stock-based compensation expense	9,276	9,684
Gain on derecognition of contract liability	—	(1,500)
Benefit for credit losses	(11)	(88)
Foreign exchange losses	133	60
Adjusted EBITDA (non-GAAP)	$(11,270)	$(14,506)
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
There have not been any changes to our critical accounting policies and estimates as compared to those disclosed under the caption Critical Accounting Policies and Use of Estimates in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Annual Report on Form 10-K filed with the SEC on April 1, 2025.
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
Foreign Currency Risk
The majority of our contracts with customers are denominated in U.S. dollars or the Australian dollar, and certain of our definitive agreements could be denominated in other currencies, including the Euro, the Swiss franc, the South African rand, the Brazilian real, and the Saudi riyal. A strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations.
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
Credit Risk

Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to us. Our customers include the counterparties for the sale of our energy storage products and solutions and the licensees of our IP. A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flows. Credit policies have been approved and implemented to assess our existing and potential customers with the objective of mitigating credit losses. These policies establish guidelines, controls, and credit limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential customers, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. In addition, customers are required to make milestone payments based on their project’s progress. We may also, at times, require letters of credit, parent guarantees, or cash collateral when deemed necessary.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Except as set forth below, as of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K filed with the SEC on April 1, 2025. You should carefully consider the risks set forth in Part 1, Item 1A, Risk Factors, of the Company’s 2024 Annual Report, and all other information included in this Quarterly Report before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.
An active, liquid trading market for our securities may not be sustained.
There can be no assurance that we will be able to maintain an active trading market for our common stock on the NYSE or any other exchange. On April 16, 2025, we were notified by the NYSE that we are not in compliance with Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. If an active market for our securities is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for our securities, or at all. Further, an inactive trading market may also impair our ability to raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards.
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
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
10.1**	2025 Employment Inducement Award Plan
10.2**	Form of Stock Option Grant Notice and Stock Option Agreement under the 2025 Employment Inducement Award Plan
10.3**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2025 Employment Inducement Award Plan
10.4**	Note Purchase Agreement, dated April 4, 2025, by and between Calistoga Resiliency Center, LLC and Eagle Point Credit Management, LLC
10.5**	Equity Purchase Agreement, dated March 31, 2025, by and between Energy Vault Holdings, Inc. and Hudson Global Ventures, LLC
10.6**	Form of Credit Agreement, dated May 12, 2025, by and between Energy Vault Holdings, Inc. and Crescent Cove Opportunity Lending, LLC
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Energy Vault Holdings, Inc.

Date: May 12, 2025	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)