Form 10-Q
period 2025-06-30
Energy Vault Holdings, Inc.
filed 2025-08-08
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 161,855,407, shares of common stock, par value $0.0001 per share, outstanding as of August 6, 2025.

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
•the impact of macroeconomic uncertainty, including with respect to uncertainty about the future relationship between the United States and other countries with respect to trade policies, and tariffs;
•changes in tax laws and government regulations and the impact of those changes on us, including as a result of the One Big Beautiful Bill Act (“OBBBA”) and its changes to the U.S. tax code and the clean-energy tax credits established under the Inflation Reduction Act of 2022 (“IRA”);
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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$21,416	$27,091
Restricted cash, current portion	32,918	990
Accounts receivable, net of allowance for credit losses of $1,202 and $1,211 as of June 30, 2025 and December 31, 2024, respectively	4,517	14,565
Contract assets, net of allowance for credit losses of $25,032 and $25,030 as of June 30, 2025 and December 31, 2024, respectively	7,727	6,798
Customer financing receivable, current portion, net of allowance for credit losses of $3,068 and $2,352 as of June 30, 2025 and December 31, 2024, respectively	1,432	2,148
Advances to suppliers	20,306	10,678
Investments, current portion	837	2,933
Prepaid expenses and other current assets	5,742	3,702
Total current assets	94,895	68,905
Property and equipment, net	120,875	99,493
Intangible assets, net	5,749	4,538
Operating lease right-of-use assets	2,278	1,206
Customer financing receivable, long-term portion, net of allowance for credit losses of $4,754 and $3,645 as of June 30, 2025 and December 31, 2024, respectively	2,220	3,329
Investments, long-term portion	6,291	3,270
Restricted cash, long-term portion	3,765	1,992
Deferred income taxes	12,077	—
Other assets	678	1,156
Total Assets	$248,828	$183,889
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$35,834	$20,250
Accrued expenses	18,668	24,968
Long-term debt, current portion	23,107	—
Contract liabilities	65,726	8,938
Other current liabilities	491	499
Total current liabilities	143,826	54,655
Long-term debt	10,244	—
Deferred pension obligation	2,075	2,044
Other long-term liabilities	2,384	934
Total liabilities	158,529	57,633
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 160,689 and 153,206 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	16	15
Additional paid-in capital	532,095	512,022
Accumulated deficit	(439,885)	(383,822)
Accumulated other comprehensive loss	(1,900)	(1,896)
Non-controlling interest	(27)	(63)
Total stockholders’ equity	90,299	126,256
Total Liabilities and Stockholders’ Equity	$248,828	$183,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$8,512	$3,770	$17,046	$11,529
Cost of revenue	5,996	2,721	9,654	8,412
Gross profit	2,516	1,049	7,392	3,117
Operating expenses:
Sales and marketing	3,161	4,861	7,306	9,031
Research and development	4,074	6,951	7,898	13,917
General and administrative	19,113	15,836	36,619	31,189
Provision for credit losses	3,843	442	3,832	353
Depreciation and amortization	473	279	778	574
Loss on impairment and sale of long-lived assets	—	565	—	565
Total operating expenses	30,664	28,934	56,433	55,629
Loss from operations	(28,148)	(27,885)	(49,041)	(52,512)
Other income (expense):
Interest expense	(2,516)	(38)	(2,611)	(46)
Interest income	312	1,746	627	3,572
Other income (expense), net	(2,507)	(22)	(2,625)	1,648
Loss before income taxes	(32,859)	(26,199)	(53,650)	(47,338)
Provision for income taxes	2,073	—	2,456	—
Net loss	(34,932)	(26,199)	(56,106)	(47,338)
Net loss attributable to non-controlling interest	(5)	(11)	(43)	(11)
Net loss attributable to Energy Vault Holdings, Inc.	$(34,927)	$(26,188)	$(56,063)	$(47,327)

Net loss per share attributable to Energy Vault Holdings, Inc. — basic and diluted	$(0.22)	$(0.18)	$(0.36)	$(0.32)
Weighted average shares outstanding — basic and diluted	156,911	149,143	155,326	148,081

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$(276)	$3	$235	$(228)
Foreign currency translation gain (loss)	(259)	(15)	(239)	137
Total other comprehensive loss attributable to Energy Vault Holdings, Inc.	(535)	(12)	(4)	(91)
Total comprehensive loss attributable to Energy Vault Holdings, Inc.	$(35,462)	$(26,200)	$(56,067)	$(47,418)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	154,243	$15	$521,322	$(404,958)	$(1,365)	$(101)	$114,913
Exercise of stock options	3	—	2	—	—		2
Stock-based compensation	—	—	8,984	—	—	—	8,984
Vesting of restricted stock units (“RSUs”)	4,141	1	—	—	—	—	1
Shares issued per equity purchase agreement	2,302	—	1,866	—	—	—	1,866
Net loss	—	—	—	(34,927)	—	(5)	(34,932)
Actuarial loss on pension	—	—	—	—	(276)	—	(276)
Foreign currency translation loss	—	—	—	—	(259)	—	(259)
Reallocation of non-controlling interest due to forfeiture	—	—	(79)	—	—	79	—
Balance at June 30, 2025	160,689	$16	$532,095	$(439,885)	$(1,900)	$(27)	$90,299

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2024	147,868	$15	$482,955	$(269,211)	$(1,500)	$—	$212,259
Stock-based compensation	—	—	9,504	—	—	—	9,504
Vesting of RSUs	2,268	—	—	—	—	—	—
Net loss	—	—	—	(26,188)	—	(11)	(26,199)
Actuarial gain on pension	—	—	—	—	3	—	3
Foreign currency translation loss	—	—	—	—	(15)	—	(15)
Balance at June 30, 2024	150,136	$15	$492,459	$(295,399)	$(1,512)	$(11)	$195,552

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	153,206	$15	$512,022	$(383,822)	$(1,896)	$(63)	$126,256
Exercise of stock options	3	—	2	—	—	—	2
Stock based compensation	—	—	18,260	—	—	—	18,260
Vesting of RSUs	5,178	1	—	—	—	—	1
Shares issued per equity purchase agreement	2,302	—	1,866	—	—	—	1,866
Net loss	—	—	—	(56,063)	—	(43)	(56,106)
Short-swing profit recovery	—	—	24	—	—	—	24
Actuarial gain on pension	—	—	—	—	235	—	235
Foreign currency translation loss	—	—	—	—	(239)	—	(239)
Reallocation of non-controlling interest due to forfeiture	—	—	(79)	—	—	79	—
Balance at June 30, 2025	160,689	$16	$532,095	$(439,885)	$(1,900)	$(27)	$90,299

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	146,577	$15	$473,271	$(248,072)	$(1,421)	$—	$223,793
Stock based compensation	—	—	19,188	—	—	—	19,188
Vesting of RSUs	3,559	—	—	—	—	—	—
Net loss	—	—	—	(47,327)	—	(11)	(47,338)
Actuarial loss on pension	—	—	—	—	(228)	—	(228)
Foreign currency translation gain	—	—	—	—	137	—	137
Balance at June 30, 2024	150,136	$15	$492,459	$(295,399)	$(1,512)	$(11)	$195,552
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(56,106)	$(47,338)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	778	574
Non-cash debt and financing costs	1,380	—
Loss on debt extinguishment	1,412	—
Non-cash interest income	(364)	(760)
Stock-based compensation	18,260	19,188
Loss on impairment and sale of long-lived assets	—	565
Provision for credit losses	3,832	353
Non-cash expenses related to equity purchase agreement	667	—
Foreign exchange losses	349	107
Change in operating assets and liabilities
Accounts receivable	10,190	25,277
Contract assets	(931)	51,040
Prepaid expenses and other current assets	(1,944)	(593)
Advances to suppliers	(18,104)	(85)
Other assets	717	(478)
Accounts payable and accrued expenses	(3,296)	(62,706)
Contract liabilities	56,072	3,476
Other long-term liabilities	(283)	(466)
Net cash provided by (used in) operating activities	12,629	(11,846)
Cash Flows From Investing Activities
Proceeds from sale of property and equipment	—	219
Purchase of property and equipment	(15,194)	(21,051)
Investment in note receivable	(2,142)	—
Net cash used in investing activities	(17,336)	(20,832)
Cash Flows From Financing Activities
Proceeds from issuance of debt	63,794	—
Proceeds from insurance premium financings	1,665	1,670
Proceeds from issuance of stock	1,199	—
Short-swing profit recovery	24	—
Proceeds from exercise of stock options	2	—
Repayment of debt	(27,826)	—
Repayment of insurance premium financings	(1,225)	(819)
Payment of debt issuance costs	(5,409)	—
Payment of finance lease obligations	(84)	(194)
Payment of taxes related to net settlement of equity awards	—	(297)
Net cash provided by financing activities	32,140	360
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	593	(286)
Net increase (decrease) in cash, cash equivalents, and restricted cash	28,026	(32,604)
Cash, cash equivalents, and restricted cash – beginning of the period	30,073	145,555
Cash, cash equivalents, and restricted cash – end of the period	58,099	112,951
Less: restricted cash at end of period	36,683	6,116
Cash and cash equivalents - end of period	$21,416	$106,835

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$396	$51
Cash paid for interest	476	46
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Actuarial gain (loss) on pension	235	(228)
Property and equipment financed through accounts payable and accrued expenses	11,493	2,569
Assets acquired on finance lease	87	120
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
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of June 30, 2025, results of operations, comprehensive loss, and stockholders’ equity activities for the three and six months ended June 30, 2025, and cash flows for the six months ended June 30, 2025. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any interim period or for any other future year.
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
During the second quarter of 2025, the Cetus employee that received a share-based payment award was terminated, and the employee forfeited their unvested shares.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of June 30, 2025 and December 31, 2024, we had accumulated deficits of $439.9 million and $383.8 million, respectively, and net losses of $56.1 million and $47.3 million, respectively, for the six months ended June 30, 2025 and 2024. We anticipate that we will incur net losses for the foreseeable future and there is no guarantee that we will achieve or maintain profitability.
The assessment of liquidity requires management to make estimates of future activity and judgments about whether the Company can meet its obligations and have adequate liquidity to operate. Significant inputs to the Company’s liquidity analysis include:
•A $17.8 million secured term loan facility, executed on July 23, 2025. Refer to Note 10, Debt, for further details on this transaction.
•$39.9 million in estimated proceeds from the sale of investment tax credits pursuant to a Tax Credit Transfer Commitment. Refer to Note 19, Commitments and Contingencies, for further details on this transaction.
•$45.0 million in proceeds from the sale of common stock pursuant to two equity purchase agreements with two different investors. Refer to Note 13, Stockholders’ Equity and Note 20, Subsequent Events, for further details on these transactions.
Management believes that its cash, cash equivalents, and restricted cash on hand as of the filing date of this Quarterly Report, along with the actions which can be taken subsequent to June 30, 2025 as discussed above, will be sufficient to fund our operating activities for at least the next twelve months. The condensed consolidated financial statements do not reflect any adjustments that would be necessary if we become unable to continue as a going concern.
Segment Reporting
The Company reports its operating results and financial information in one operating and reportable segment. Our chief operating decision maker (“CODM”), which is our chief executive officer, reviews our operating results on a consolidated basis and uses that consolidated financial information to make operating decisions, assess financial performance, and allocate resources.
Restricted Cash
Restricted cash consists of cash deposits held in segregated accounts as collateral for certain debt financing requirements and for guarantees and bonds issued in connection with our customer projects. Under the terms of our senior notes, cash proceeds are restricted until pre-agreed milestones are achieved.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Additionally, our contractual arrangements with customers often require us to issue letters of credit, bank guarantees, and performance and payment bonds to secure our performance under those contracts. To collateralize these instruments, we deposit cash in restricted accounts that cannot be used for general corporate purposes until the underlying obligations are settled or the guarantees expire.
The following table summarizes restricted cash balances (amounts in thousands):

	June 30, 2025	December 31, 2024
Restricted cash, current portion	$32,918	$990
Restricted cash, long-term portion	3,765	1,992
Total restricted cash	$36,683	$2,982

Restricted cash related to debt financing (1)	$22,106	$—
Restricted cash related to letters of credit, bank guarantees, and performance and payment bonds	14,577	2,982
Total restricted cash	$36,683	$2,982
__________________
(1) Subsequent to June 30, 2025, the energy storage system securing the debt was placed into service and $13.0 million of this balance became unrestricted.
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
As of June 30, 2025, three customers accounted for 44%, 36%, 11% of accounts receivable, respectively. As of December 31, 2024, one customer accounted for 100% of accounts receivable.
As of June 30, 2025 and December 31, 2024, one customer accounted for 100% of the customer financing receivable.
Revenue from three customers accounted for 50%, 31%, and 10% of total revenue, respectively, for the three months ended June 30, 2025 and revenue from three customers accounted for 52%, 19%, and 15% of total revenue, respectively, for the six months ended June 30, 2025. Revenue from three customers accounted for 46%, 30%, and 14% of total revenue, respectively, for the three months ended June 30, 2024 and revenue from two customers accounted for 69% and 19% of total revenue, respectively, for the six months ended June 30, 2024.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on April 1, 2025. There have not been any significant changes to these policies other than as described below during the six months ended June 30, 2025.
Lessor Accounting
As of June 30, 2025, the Company had one energy storage system tolling agreement in effect, which is accounted for as an operating lease under Accounting Standard Codification (“ASC”) 842. The agreement is accounted for as a lease because the customer (the "lessee") has the right to obtain substantially all of the economic benefits from the use of the energy storage system and has the right to direct its use throughout the agreement's term. The lease term is ten years from the commercial operation date, which was May 31, 2025. The Company has elected the practical expedient in ASC 842-10-15-42A not to separate nonlease components from the associated lease component. The significant nonlease component combined with the lease component consists of operation and maintenance services for the energy storage system.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Under the agreement, the Company, as lessor, is entitled to receive a fixed annual “Revenue Floor Payment.” The Company receives monthly payments toward this amount that fluctuate with the lessee's net market revenue for the month. If, at the end of a contract year, the cumulative monthly payments are less than the fixed annual Revenue Floor Payment, the lessee is required to pay the shortfall to the Company in an annual true-up payment. Additionally, the Company is entitled to variable payments based on the net market revenue generated by the lessee that exceeds the cumulative Revenue Floor Payment for the contract year.
The lease does not contain an option for the lessee to extend the term or purchase the asset. The agreement may be terminated early by either party under certain conditions, including for prolonged force majeure events, or by the non-defaulting party upon an event of default.
As of June 30, 2025, the remaining expected Revenue Floor Payments to be received under the operating lease were as follows (amounts in thousands) (1):

2025	2026	2027	2028	2029	Thereafter	Total
$2,394	$4,788	$4,788	$4,788	$4,788	$22,914	$44,460
__________________
(1) The table reflects the total fixed annual Revenue Floor Payments due under the lease agreement for each fiscal year. The timing of cash receipts within a year may fluctuate, as monthly payments are dependent on the lessee's net market revenue. Pursuant to the agreement, any shortfall between the cumulative monthly payments received and the fixed annual Revenue Floor Payment is paid to the Company in an annual true-up following the end of each contract year in May.
Tolling Revenue
The Company enters into tolling agreements under which counterparties may sell energy stored in the Company’s energy storage systems or request that the Company dispatch energy on their behalf. Each agreement is evaluated to determine whether it qualifies as a lease under ASC 842 or a customer contract under ASC 606. As of June 30, 2025, one system had commenced commercial operations and was classified as an operating lease under ASC 842. Fixed fees for operating leases under ASC 842 are recognized on a straight-line basis over the contract term, and variable fees are recognized in the period in which the related energy is delivered.
Investment Tax Credits (“ITCs”)
The Company accounts for nonrefundable, transferable ITCs in accordance with ASC 740 and has elected the deferral method to recognize the benefit of those credits. Under this method, an ITC is generated when the qualified asset is placed in service, which is the date in which the qualified asset is ready and available for its intended use.
Upon generation of the ITC, the Company reduces the carrying amount of the related asset and records a deferred tax asset for the full statutory credit amount. The deferred tax asset is evaluated for realizability and an offsetting valuation allowance is recorded as necessary to reduce the deferred tax asset to its expected realizable value.
The deferred benefit from the ITC is recognized as a reduction to depreciation expense over the related asset’s useful life. Subsequent changes in the estimated realizable value of the ITCs, or changes in deferred tax assets or liabilities related to those credits, are recorded in income tax expense in the period of change.
The Company expects to monetize its nonrefundable, transferable ITCs through one or more sales to third-party buyers. Upon a sale, any difference between the proceeds of such sale and the carrying amount of the deferred tax asset is recorded in income tax expense.
During the three and six months ended June 30, 2025, the Company placed one qualified asset into service and reduced the cost basis of that asset by the amount of the statutory ITC generated, which was $14.0 million.
Recent Accounting Standards Issued, But Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes. Upon adoption we will be required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. We will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard can be applied either prospectively or retrospectively. We will adopt the standard in our 2025 annual period and are currently assessing the effect that the updated standard will have on our financial statement disclosures.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information about specific costs and expense categories in the notes to the consolidated financial statements. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The standard should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact of this standard on our disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU addresses the complexity and cost associated with estimating expected credit losses for current accounts receivable and current contract assets that arise from revenue contracts under Topic 606. The main provision applicable to all entities is a new practical expedient which, if elected, permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those years. Early adoption is permitted. The guidance is to be applied prospectively upon adoption. We are currently evaluating the impact that electing the practical expedient in this ASU would have on our consolidated financial statements and related disclosures.
NOTE 3. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sale of energy storage products	$7,711	$2,958	$12,602	$10,683
Tolling revenue (1)	390	—	390	—
Operation and maintenance services	277	545	553	545
Software licensing	120	152	232	186
Intellectual property (“IP”) licensing	14	115	3,269	115
Total revenue	$8,512	$3,770	$17,046	$11,529
__________________
(1) Represents operating lease income.
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of June 30, 2025, the amount of the Company’s remaining performance obligations was $205.1 million. The Company expects to recognize approximately 88% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from June 30, 2025.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	June 30, 2025	December 31, 2024
Refundable contribution	$25,000	$25,000
Unbilled receivables	7,759	6,828
Less allowance for credit losses	(25,032)	(25,030)
Contract assets, net of allowance for credit losses	$7,727	$6,798

Contract liabilities	$65,726	$8,938
Contract assets consist of a refundable contribution and unbilled receivables. The refundable contribution was initially payable to the Company upon the customer’s first gravity energy storage system achieving substantial completion, subject

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three and six months ended June 30, 2025, the Company recognized revenue of $0.1 million and $8.4 million, respectively, and for the three and six months ended June 30, 2024, the Company recognized revenue of $0.5 million and $1.0 million, respectively, related to amounts that were included in the deferred revenue balance as of the beginning of each period.
NOTE 4. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended June 30, 2025
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Notes Receivable	Total
Allowance for credit losses, beginning of period	$1,211	$25,030	$5,997	$—	$32,238
Provision (benefit) for credit losses	(9)	2	1,825	2,014	3,832
Allowance for credit losses, end of period	$1,202	$25,032	$7,822	$2,014	$36,070

	Six Months Ended June 30, 2024
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Notes Receivable	Total
Allowance for credit losses, beginning of period	$69	$1,113	$1,332	$—	$2,514
Provision (benefit) for credit losses	(53)	536	(130)	—	353
Write-offs	—	(256)	—	—	(256)
Allowance for credit losses, end of period	$16	$1,393	$1,202	$—	$2,611
The Company estimates expected uncollectible amounts related to its accounts receivable, customer financing receivable, contract asset balances, and other notes receivable as of the end of each reporting period, and presents those financial asset balances net of an allowance for expected credit losses in the consolidated balance sheets. Due to the Company’s limited operating history, the Company generally utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for credit losses for each customer by type of financial asset. The Company derives its PD and LGD rates using historical rates for corporate bonds as published by Moody’s. The Company uses PD and LGD rates that correspond to the customer’s credit rating and period of time in which the financial asset is expected to remain outstanding.
For significantly past due receivables, such as the customer financing receivable and refundable contribution, or when counterparties are experiencing financial difficulties, the Company determines specific allowances for each receivable.
The amortized cost basis for the Company’s customer financing receivable was $11.5 million as of June 30, 2025 and December 31, 2024. Effective December 31, 2024, the Company placed the customer financing receivable on non-accrual status and discontinued the accrual of interest income due to the customer’s first two installment payments being past-due.
During the three and six months ended June 30, 2025, the Company recorded a $1.9 million allowance for credit losses on its convertible note receivable and related accrued interest from DG Fuels. In the second quarter of 2025, upon notification

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
that DG Fuels was experiencing financial difficulties, management concluded that the note and accrued interest were partially impaired. This activity is reflected within the column, other notes receivable, in the preceding table for the six months ended June 30, 2025.
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
•Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (amounts in thousands):

		Fair Value at
	Fair Value Hierarchy	June 30, 2025	December 31, 2024
Assets (Liabilities):
Warrant liabilities (1)	Level 3	$(2)	$(2)
__________________
(1) The warrants are not publicly traded and the Company uses a Black-Scholes model to determine the fair value of the warrants.
The carrying amount and estimated fair value of the Company’s financial instruments not measured at fair value are as follows (amounts in thousands):

		June 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets (Liabilities):
Long-term debt, including current portion (1)	Level 3	$(33,351)	$(38,528)	$—	$—
__________________
(1) The Company estimates the fair value of its long-term debt using a discounted cash flow model which utilizes the Company’s incremental borrowing rate, which is estimated based on the Company’s assumptions.
NOTE 6. RELATED PARTY TRANSACTIONS
During the three and six months ended June 30, 2025, the Company paid $0.2 million and $0.5 million respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company. During the three and six months ended June 30, 2024, the Company paid $0.3 million and $0.6 million, respectively. At June 30, 2025, the Company did not have any payables due to this related party. At December 31, 2024, the Company had payables of $0.1 million due to this related party.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s condensed consolidated balance sheets (amounts in thousands):

	June 30, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Investment in equity securities	$—	$3,270	$—	$3,270
Convertible note receivable (1)	—	1,418	2,622	—
Other note receivable (1)	837	1,603	311	—
	$837	$6,291	$2,933	$3,270
__________________
(1) The balance is shown net of allowance for credit losses. Refer to Note 4, Allowance for credit losses, for further information.
Investment in Equity Securities
In 2022 and 2023, the Company purchased equity securities in KORE Power, Inc. (“KORE”), a U.S. manufacturer of battery cells and modules. These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments for observable price changes in orderly transactions for the same or similar securities, with unrealized gains and losses recognized in earnings. The cost basis of the KORE equity securities is $15.0 million, and cumulative impairment recorded as of June 30, 2025 and December 31, 2024 was $11.7 million.
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
The maturity date of the DG Fuels Note was the earlier of (i) 30 days after a demand for payment is made by the Company at any time after the two year anniversary of the date of issuance of the note; (ii) the four year anniversary of the date of issuance of the note; (iii) five days following a Financial Close (“Financial Close” means a project finance style closing by DG Fuels or its subsidiary of debt and equity capital to finance the construction of that certain biofuel facility currently under development by DG Fuels), or (iv) upon an event of default determined at the discretion of the Company. The DG Fuels Note has an annual interest rate of 10.0%. Per the conversion terms, the Company can convert the principal balance and unpaid accrued interest into equity securities of DG Fuels at a 20% discount.
In June 2025, the maturity date for the DG Fuels Note was amended to the earlier of (i) 30 days after demand for payment is made by the Company at any time after June 1, 2027, (ii) five days following a Financial Close, or (iii) upon an event of default determined at the discretion of the Company.
During the three and six months ended June 30, 2025, the Company recorded a $1.9 million allowance for credit losses on its convertible note receivable from DG Fuels, inclusive of related accrued interest. In the second quarter of 2025, upon notification that DG Fuels was experiencing financial difficulties, management concluded that the note and accrued interest were partially impaired.
Other Note Receivable
In October 2024, the Company loaned AUD 0.5 million (or $0.3 million) to Stoney Creek BESS Pty Ltd (“Stoney Creek”) to assist the company with purchasing a bond for a battery energy storage system (“BESS”) project (“Tranche 1”). Tranche 1 has a stated interest rate of 8.0% and principal and accrued interest are due in October 2025.
On March 7, 2025, the Company agreed to provide Stoney Creek with a bank guarantee of AUD 2.5 million (or $1.6 million) as security for a performance bond (“Tranche 2”). The bank guarantee was issued on April 9, 2025.
Also on March 7, 2025, the Company loaned an additional AUD 0.5 million (or $0.3 million) to Stoney Creek to fund BESS project costs (“Tranche 3”). Tranche 3 has a stated interest rate of 8.0% and principal and accrued interest are due in March 2026.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On March 17, 2025, the Company agreed to loan Stoney Creek, pending final governmental approval of the BESS project, up to an additional AUD 7.8 million (or $4.9 million) to fund development payments due to Stoney Creek’s owner and developer, Enervest Utility Pty Ltd (“Enervest”) (“Tranche 4”). The Company has loaned AUD 2.9 million (or $1.9 million) under Tranche 4 as of June 30, 2025. Tranche 4 has a stated interest rate of 8.0% and principal and accrued interest are due in September 2026.
If Stoney Creek’s BESS project is cancelled or does not obtain final governmental approval, any outstanding principal and interest owed to Energy Vault would immediately become due.
Also on March 17, 2025, the Company entered into a share purchase agreement to acquire Stoney Creek from Enervest for a nominal purchase price of one hundred Australian dollars. The Company completed the acquisition of Stoney Creek on August 5, 2025.
NOTE 8. PROPERTY AND EQUIPMENT, NET
As of June 30, 2025 and December 31, 2024, property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2025	December 31, 2024
Land	$302	$302
Buildings	774	774
Energy storage system (1)	23,892	—
Machinery and equipment	11,944	11,584
Finance lease right-of-use assets – vehicles	199	185
Furniture and IT equipment	1,469	1,259
Leasehold improvements	126	71
Construction in progress	86,825	88,669
Total property and equipment	125,531	102,844
Less: accumulated depreciation and amortization	(4,656)	(3,351)
Property and equipment, net	$120,875	$99,493
__________________
(1) Consists of one energy storage system with an estimated useful life of 20 years. The energy storage system is subject to an operating lease where the Company is the lessor. The Company has not estimated a residual value as the Company intends to use the energy storage system for its entire useful life.
During the six months ended June 30, 2025, the Company placed into service its battery energy storage system in Snyder, Texas (“Cross Trails BESS”), reclassifying its carrying value from construction in progress to energy storage systems. At June 30, 2025, construction in progress consisted of the Calistoga Resiliency Center hybrid energy storage system (“CRC HESS”) and the Snyder, Texas microgrid and customer demonstration unit (“Snyder CDU”).
For the three and six months ended June 30, 2025, depreciation and amortization related to property and equipment was $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2024, depreciation and amortization related to property and equipment was $0.4 million and $0.6 million, respectively.
NOTE 9. INTANGIBLE ASSETS, NET
Intangible assets are stated at amortized cost and consist of the following (amounts in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software to be sold	$6,508	$(759)	$5,749	$4,901	$(363)	$4,538
Once a software application is available for general release and is placed in service, the Company amortizes the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life for our external-use software development costs is five years. Amortization expense for the three

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and six months ended June 30, 2025 was $0.2 million and $0.4 million, respectively, and amortization expense for the three and six months ended June 30, 2024 was $0.1 million and $0.2 million, respectively.
Future amortization expense for intangible assets is estimated as follows (amounts in thousands):

Amount
Remainder of 2025	$435
2026	871
2027	871
2028	871
2029	508
Thereafter	39
Subtotal	3,595
Software projects in process	2,154
Total	$5,749
NOTE 10. DEBT
A summary of the Company’s debt is as follows (amounts in thousands):

	June 30, 2025	December 31, 2024
CRC Senior Notes	$27,826	$—
Cross Trails Bridge Loan	10,000	—
Total face value of debt	37,826	—
Unamortized discount and issuance costs	(4,475)	—
Long-term debt, current portion	(23,107)	—
Long-term debt	$10,244	$—
Interest Expense
The line item, interest expense, on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, consists of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$1,208	$35	$1,226	$39
Amortization of debt issuance costs	661	—	704	—
Amortization of debt discount	645	—	676	—
Interest expense on finance leases	2	3	5	7
Total	$2,516	$38	$2,611	$46
CRC Bridge Loan
On March 31, 2025, Calistoga Resiliency Center, LLC (“CRC” or the “Borrower”), a wholly-owned subsidiary of the Company, entered into a $27.8 million credit agreement (“CRC Bridge Loan”) with Jefferies Finance LLC, as administrative agent, collateral agent, and lender. The CRC Bridge Loan was intended to provide interim financing until long-term debt could be arranged. The CRC Bridge Loan carried a 9.5% annual interest rate and had a scheduled maturity date of April 23, 2025. After deducting closing fees, net proceeds totaled $26.8 million.
On April 4, 2025, the Company refinanced the full outstanding balance of the CRC Bridge Loan through the issuance of $27.8 million in CRC Senior Notes (as described below). The Company recognized a loss on early debt extinguishment of

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$1.4 million, which is included in the line item, other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.
CRC Senior Notes
On April 4, 2025, CRC issued $27.8 million of senior notes (“CRC Senior Notes”), with Eagle Point Credit as lender and Jefferies serving as agent for the transaction. The CRC Senior Notes were priced at 99.25% of par, resulting in gross proceeds of $27.6 million. After deducting debt issuance costs, net proceeds totaled $23.2 million.
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
Proceeds from the CRC Senior Notes are held as restricted cash until the CRC HESS reaches pre-agreed milestones. Subsequent to June 30, 2025, $13.0 million of the previously restricted proceeds was released from restriction and became available for general corporate purposes.
Cross Trails Bridge Loan
On May 12, 2025, the Company entered into a secured bridge loan (“Cross Trails Bridge Loan”) with Crescent Cove Opportunity Lending, LLC (“Crescent Cove”) for $10.0 million, bearing interest at 24% per annum and with a maturity date of July 14, 2025. The loan was issued net of a 5% original issue discount and a structuring fee of $0.2 million, for gross proceeds of $9.3 million. Total interest expense on the loan of $0.4 million was deducted from the loan proceeds. On July 14, 2025, the Company repaid $5.0 million of principal and simultaneously amended the loan to extend the maturity of the remaining $5.0 million to July 21, 2025. In connection with the extension, the Company paid a $0.2 million amendment fee. The remaining principal was paid on July 18, 2025.
Cross Trails Senior Note
On July 23, 2025, Cross Trails Energy Storage Project, LLC (“Cross Trails”), a wholly-owned subsidiary of the Company (the “Cross Trails Borrower”), entered into a credit agreement (the “Cross Trails Senior Note”) with Wilmington Trust, National Association, as administrative agent and collateral agent, and Jefferies Capital Services, LLC, as initial lender.
The Cross Trails Senior Note provides for a senior secured term loan facility in an aggregate principal amount of approximately $17.8 million. The proceeds are intended to support the Cross Trails energy storage project, including payment of operating costs, funding of required reserve accounts, payment of fees and expenses related to the transaction, and certain distributions to the project sponsor or its designee at closing. The Cross Trails Senior Note is structured as a single-draw term loan, with the full amount funded on July 23, 2025. Loans under the Cross Trails Senior Note bear interest at a rate per annum equal to 5.00% for loans bearing interest at the alternate base rate (“ABR”) and 6.00% for loans bearing interest at the secured overnight financing rate (“SOFR”) and has a maturity date of July 23, 2032, with principal amortization in accordance with a pre-agreed schedule. Loans under the Cross Trails Senior Note may be repaid at any time, subject to payment of accrued interest, breakage costs and a repayment premium. Mandatory prepayments are required upon the occurrence of certain customary events, including the receipt of insurance or condemnation proceeds (subject to customary reinvestment rights), asset sales above specified thresholds, the incurrence of additional non-permitted indebtedness, or the non-permitted issuance of new equity interests by the borrower, and are subject to the payment of accrued interest, breakage costs and a repayment premium.
The obligations under the Cross Trails Senior Note are secured by a first priority security interest in substantially all of the assets of the Cross Trails Borrower, including the project assets, accounts, and related collateral, as well as the membership interests in the Cross Trails Borrower. The Cross Trails Senior Note contains customary affirmative and negative covenants for a project financing of this type, including limitations on additional indebtedness, liens, asset sales, investments, affiliate

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
transactions, and distributions. The Cross Trails Borrower is also required to maintain certain financial ratios, including a minimum debt service coverage ratio of 1.10:1.00, and to maintain of insurance, deliver certain financial and other reports, and comply with applicable laws and permits.
The Cross Trails Senior Note also includes customary representations and warranties, indemnification provisions and requirements for the maintenance of insurance and compliance with applicable laws and permits.
The Cross Trails Senior Note was issued net of a $0.3 million financing fee, resulting in gross proceeds of $17.6 million. After deducting debt issuance costs, net proceeds totaled $14.7 million. Upon issuance of the note, $7.2 million of the proceeds became unrestricted for general use and $7.5 million of the proceeds remained restricted to satisfy minimum reserve requirements.
Debt Maturity
The following table summarizes the cash maturities of the Company’s debt instruments as of June 30, 2025 (amounts in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
CRC Senior Notes	$12,905	$669	$917	$1,074	$1,261	$11,000	$27,826
Cross Trails Bridge Loan	10,000	—	—	—	—	—	10,000
	$22,905	$669	$917	$1,074	$1,261	$11,000	$37,826
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
In June 2024, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of AUD 0.3 million (or $0.2 million) through twelve equal monthly payments of AUD 22 thousand (or $15 thousand), at an annual interest rate of 4.4%, commencing on June 25, 2024. This financing was fully repaid in May 2025.
In July 2024, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $1.1 million through nine equal monthly payments, at an annual interest rate of 7.5%, commencing on August 15, 2024. This financing was fully repaid in April 2025.
In March 2025, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $1.5 million through nine equal monthly payments, at an annual interest rate of 5.8%, commencing on April 10, 2025.
In June 2025, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of AUD 0.3 million (or $0.2 million) through ten equal monthly payments of AUD 31 thousand (or $21 thousand), at an annual interest rate of 8.7%, commencing on June 15, 2025.
As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s insurance premium financings was $1.2 million and $0.7 million, respectively, and is included in the line item, accrued expenses, in the condensed consolidated balance sheets.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11. PENSION
The components of net periodic pension benefit cost for the Company’s defined benefit pension plan was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employer service costs	$95	$73	$182	$148
Interest cost	19	23	36	48
Expected return on plan assets	(66)	(53)	(125)	(109)
Amortization of net prior service credit	10	9	19	18
Amortization of net loss	27	9	51	19
Net periodic benefit cost	$85	$61	$163	$124

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 12. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	June 30, 2025	December 31, 2024
Prepaid and other current assets:
Prepaid expenses	$5,207	$3,423
Tax refund receivable	348	117
Other	187	162
Total	$5,742	$3,702

Other assets:
Interest receivable, net of allowance for credit losses of $0.5 million and — as of June 30, 2025 and December 31, 2024, respectively.	$500	$850
Other	178	306
Total	$678	$1,156

Accrued expenses:
Professional fees	$8,086	$8,373
Accrued purchases	3,132	8,165
Employee costs	4,362	4,019
Insurance premium financings	1,170	724
Taxes payable	1,207	2,351
Warranty liabilities	711	1,336
Total	$18,668	$24,968

Other current liabilities:
Operating leases	$451	$461
Finance leases	40	38
Total	$491	$499

Other long-term liabilities:
Operating leases	$1,650	$785
Finance leases	94	81
Unearned lease revenue - tolling arrangements	29	—
Asset retirement obligation	12	11
Warrant liabilities	2	2
Warranty liabilities	597	55
Total	$2,384	$934
NOTE 13. STOCKHOLDERS’ EQUITY
Hudson Equity Purchase Agreement
On March 31, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to approximately $25.0 million of newly issued shares (the “Maximum Commitment”) of the Company’s

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Equity Purchase Agreement, we paid Hudson a commitment fee of $0.2 million during the first quarter of 2025 and issued them 452,000 shares of common stock during the second quarter of 2025, valued at $0.4 million at the time of issuance, following the execution of the Hudson Equity Purchase Agreement (the “Commitment Shares”). The commitment fees were recorded within other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.
The Hudson Equity Purchase Agreement initially precludes the Company from issuing and selling more than 30,833,163 shares of our common stock, including the Commitment Shares, which number equaled 19.99% of our common stock issued and outstanding as of March 31, 2025, unless the Company obtains stockholder approval to issue additional shares, or unless certain exceptions apply. In addition, a beneficial ownership limitation in the agreement initially limits the Company from directing Hudson to purchase shares of common stock if such purchases would result in Hudson beneficially owning more than 4.99% of the then-outstanding shares of our common stock.
From and after the initial satisfaction of the conditions to commence sales to Hudson under the Hudson Equity Purchase Agreement (such event, the “Commencement,” and the date of initial satisfaction of all such conditions, the “Commencement Date”), the Company may direct Hudson to purchase shares of common stock at a purchase price per share equal to the lesser of (i) 88% of the closing price of the Company’s common stock on the Principal Market on the Trading Day immediately preceding the respective Put Date (as defined in the Hudson Equity Purchase Agreement) (the “Initial Purchase Price”), or (ii) 88% of the lowest closing price of the Company’s common stock on the Principal Market on any Trading Day during the period beginning on the Put Date and continuing through the date that is three Trading Days immediately following the Clearing Date associated with the applicable Put Notice (such three trading day period is the “Valuation Period”, and the price is the “Market Price”), on such date on which the Purchase Price is calculated in accordance with the terms of the Hudson Equity Purchase Agreement. The Company will control the timing and amount of any such sales of common stock to Hudson. Actual sales of shares of common stock to Hudson will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of our common stock, and determinations by us as to the appropriate sources of funding for the Company and our operations.
Unless earlier terminated, the Hudson Equity Purchase Agreement will automatically terminate upon the earliest of (i) the expiration of the Commitment Period (as defined in the Hudson Equity Purchase Agreement), (ii) Hudson’s purchase or receipt of the Maximum Commitment worth of common stock, or (iii) the occurrence of certain other events set forth in the Hudson Equity Purchase Agreement. We have the right to terminate the Hudson Equity Purchase Agreement at any time after Commencement, at no cost or penalty, upon prior written notice to Hudson.
The Company intends to use the net proceeds, if any, from the Hudson Offering for working capital and general corporate purposes, including sales and marketing activities, product development, and capital expenditures. The Company may also use a portion of the net proceeds to acquire or invest in complementary businesses, products, and technologies. The Hudson Equity Purchase Agreement contains customary representations, warranties, and agreements, as well as customary indemnification obligations of the Company.
In connection with the Hudson Equity Purchase Agreement, the Company entered into a Registration Rights Agreement, pursuant to which the Company agreed to register the Commitment Shares and the shares issuable pursuant to the Purchase Agreement. The securities to be offered pursuant to the Hudson Equity Purchase Agreement will be offered pursuant to our effective shelf registration statement on Form S-3/A shelf registration statement (File No. 333-273089), which was filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2023 and declared effective on July 20, 2023.
If Energy Vault is unable to cure its stock price deficiency within the cure period provided by the NYSE and the Company’s common stock is delisted, Hudson has the right to return to the Company any remaining amount of Put Shares associated with such Put, and the Purchase Price with respect to such Put shall be reduced accordingly (as such terms are defined in the Hudson Equity Purchase Agreement).
During the three and six months ended June 30, 2025, the Company sold 1,850,000 shares of common stock to Hudson for gross proceeds of $1.2 million.
NYSE Notification
On April 16, 2025, the Company was notified by the NYSE that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
NOTE 14. STOCK-BASED COMPENSATION
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
The initial number of shares of the Company’s common stock reserved for issuance under the 2022 Incentive Plan was approximately 15.5 million, plus up to approximately 8.3 million shares subject to awards granted under the 2017 and 2020 Stock Incentive Plans. Annually, beginning in March 2022 and ending in (and including) March 2031, the number of shares of the Company’s common stock that may be issued under the 2022 Incentive Plan increases by a number of shares equal to the lesser of (i) 4.0% of the outstanding shares on the last day of the immediately preceding month or (ii) such lesser number of shares (including zero) that the Company’s Board determines for the purposes of the annual increase for that fiscal year.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Option Activity
Stock option activity for the six months ended June 30, 2025 was as follows (amounts in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	6,429	$1.62	6.0	$4,248
Stock options granted	—	—	—	—
Stock options exercised	(3)	0.80	—	1
Stock options forfeited, canceled, or expired	—	—	—	—
Balance as of June 30, 2025	6,426	1.62	5.5	97

Options exercisable as of June 30, 2025	4,045	1.64	5.0	97
Options vested and expected to vest as of June 30, 2025	6,426	$1.62	5.5	$97
As of June 30, 2025, total unrecognized stock-based compensation expense related to unvested option awards that are expected to vest was $2.5 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.4 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of June 30, 2025.
Restricted Stock Units
During the six months ended June 30, 2025, pursuant to the 2022 Inducement Plan, the Company granted RSUs to an employee that vest based on market-based conditions. These RSUs will vest and convert to common stock if the Company’s stock price reaches certain price targets for 20 days in any 30 day trading window. The fair value of the RSUs are recognized as expense over the requisite service period regardless of whether or not the RSUs ultimately vest and convert to common stock. The fair value of these market-based RSUs were measured on their grant date, using a Monte Carlo simulation model based on the following range and weighted-average assumptions:

Expected term (in years)	4.0
Expected volatility	100%
Risk-free interest rate	3.9%
Expected dividend yield	—
RSU activity for the six months ended June 30, 2025 was as follows (amounts in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2024	22,325	$2.83
RSUs granted	8,719	0.91
RSUs forfeited	(773)	2.79
RSUs vested	(6,072)	3.31
Nonvested balance as of June 30, 2025	24,199	$2.02
As of June 30, 2025, unrecognized stock-based compensation expense related to these RSUs was $33.8 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.6 years.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$1,039	$1,782	$2,084	$3,497
Research and development	1,368	2,059	2,736	4,286
General and administrative	6,577	5,663	13,440	11,405
Total stock-based compensation expense	$8,984	$9,504	$18,260	$19,188
NOTE 15. REORGANIZATION EXPENSES
Periodically, the Company implements cost savings measures and recognizes reorganization costs related to those measures. Reorganization expenses consist of personnel reduction costs.
During the three and six months ended June 30, 2025, the Company recognized $1.2 million in reorganization costs. Currently, the Company does not expect to incur additional charges related to this cost reduction plan.
Total reorganization expenses for the three and six months ended June 30, 2025 and 2024 are as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and marketing	$32	$288	$32	$288
Research and development	318	503	318	503
General and administrative	812	918	812	918
Total reorganization expenses	$1,162	$1,709	$1,162	$1,709
A reconciliation of the beginning and ending liability balances for reorganization expenses included in the line item, accrued expenses, on the condensed consolidated balance sheets is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning of period	$—	$—	$—	$—
Costs charged to expense	1,162	1,709	1,162	1,709
Costs paid or settled	(38)	—	(38)	—
End of period	$1,124	$1,709	$1,124	$1,709
NOTE 16. SEGMENT REPORTING
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents revenue, significant segment expenses provided to the CODM, and net loss for our consolidated segment (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$8,512	$3,770	$17,046	$11,529
Cost of revenue	5,996	2,721	9,654	8,412
Gross profit	2,516	1,049	7,392	3,117
Non-personnel operating costs (1)	7,573	8,123	14,860	16,136
Salaries and wages (2)	8,629	8,312	17,541	17,104
Stock-based compensation	8,984	9,504	18,260	19,188
Depreciation and amortization	473	279	778	574
Loss on impairment and sale of long-lived assets	—	565	—	565
Interest expense	2,516	38	2,611	46
Interest income	(312)	(1,746)	(627)	(3,572)
Provision for income taxes	2,073	—	2,456	—
Other segment items (3)	7,512	2,173	7,619	414
Net loss	$(34,932)	$(26,199)	$(56,106)	$(47,338)
__________________
(1) Represents sales and marketing, research and development, and general and administrative expenses, excluding personnel related costs and reorganization expenses.
(2) Represents the costs of employees’ salaries, benefits, and payroll taxes that are reported within sales and marketing, research and development, and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. This amount excludes stock-based compensation expense and reorganization expenses.
(3) Represents certain other segment items that are not deemed significant segment expenses and primarily consists of provision for credit losses, reorganization expenses, and other income/expense items.
NOTE 17. INCOME TAXES
The Company recognized a tax provision of $2.1 million and $2.5 million for the three and six months ended June 30, 2025, respectively, and did not recognize any tax provision for the three and six months ended June 30, 2024.
The provision for income taxes for the three months ended June 30, 2025 is primarily related to the recording of a partial valuation allowance against ITCs generated during the period. The provision for income taxes for the six months ended June 30, 2025 is primarily related to the recording of a partial valuation allowance against ITCs generated during the period and tax withholdings on foreign revenue.
The Company has recorded a valuation allowance against substantially all of the Company’s net deferred tax assets. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets, with the exception of ITCs that the Company intends to sell.
On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), was enacted. The OBBBA contains a broad range of changes to U.S. federal income tax laws. These changes include, among others, permanently restoring an EBITDA-based business interest deduction limitation, permanently restoring 100% bonus depreciation for certain property, permanently restoring immediate expensing for certain domestic research and experimental expenditures, and changes with respect to ITCs. The effects of changes in tax laws are recognized in the condensed consolidated financial statements during the period of enactment. The Company is evaluating the impact of the OBBBA on its condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 18. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Energy Vault Holdings, Inc.	$(34,927)	$(26,188)	$(56,063)	$(47,327)
Weighted-average shares outstanding – basic and diluted	156,911	149,143	155,326	148,081
Net loss per share – basic and diluted attributable to Energy Vault Holdings, Inc.	$(0.22)	$(0.18)	$(0.36)	$(0.32)

There were no common share equivalents that were dilutive for the three and six months ended June 30, 2025 and 2024. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three and Six Months Ended June 30,
	2025	2024
Private warrants	5,167	5,167
Stock options	6,426	6,577
RSUs	24,199	23,322
Total	35,792	35,066
In connection with the reverse recapitalization in 2022, eligible Energy Vault stockholders immediately prior to the closing of the transaction obtained a contingent right to receive 9.0 million shares of the Company’s common stock (“Earn-Out Shares”) upon the Company’s common stock quoted on the NYSE equaling or exceeding certain specified prices for any 20 trading days within a 30 consecutive day trading period (“Earn-Out Triggering Event”). 9.0 million of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of June 30, 2025 and 2024 as the Earn-Out Triggering Events for the underlying shares had not been satisfied. The contingent right for Earn-Out Shares expired on May 12, 2025.
NOTE 19. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of June 30, 2025 consisted primarily of obligations under operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancelable purchase obligations as of June 30, 2025 totaled approximately $5.0 million.
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
As of June 30, 2025 and 2024, the Company accrued the below estimated warranty liabilities, respectively (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warranty liabilities, balance at beginning of period	$761	$2,005	$1,391	$1,818
Accruals for warranties issued	926	—	926	—
Change in estimates	(200)	1,288	(200)	1,531
Costs paid or settled	(179)	(509)	(809)	(565)
Warranty liabilities, balance at end of period	$1,308	$2,784	$1,308	$2,784
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
Letters of Credit and Bank Guarantees:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit or bank guarantees for its customers, for project performance, and for its vendors for payment guarantees. Such letters of credit or bank guarantees are generally issued by a bank or a similar financial institution. The letter of credit or bank guarantee commits the issuer to pay specified amounts to the holder of the letter of credit or bank guarantee under certain conditions. As of June 30, 2025, the Company had $14.5 million in outstanding letters of credit and $3.7 million in bank guarantees issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit or bank guarantees. $4.7 million of the Company’s restricted cash balance as of June 30, 2025 consists of cash held by banks as collateral for the Company’s letters of credit or bank guarantees.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2025, the Company had $124.9 million in outstanding performance and payment bonds.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of June 30, 2025, the Company had $20.5 million in outstanding other bonds.
Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its wholly owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell certain ITCs generated by the CRC HESS, the Cross Trails BESS, and the Snyder CDU. The Tax Credit Transfer commitment is subject to certain conditions set forth therein, and requires the Company to incur the remaining associated capital expenditures to complete the projects (via internal sources or external sources such as project financing). The third-party purchaser has agreed to purchase on or before December 15, 2025, all the eligible ITCs generated by these projects, in an amount to be finalized subject to final cost segregation reports, which management believes will be approximately $39.9 million, net of fees, across all three projects.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 20. SUBSEQUENT EVENTS
Helena Equity Purchase Agreement
On August 6, 2025, the Company entered into an equity purchase agreement (the “Helena Purchase Agreement”) with Helena Global Investment Opportunities I Ltd. (“Helena”). Pursuant to the Helena Purchase Agreement, the Company has the right, but not the obligation, to sell to Helena, and Helena is obligated to purchase, up to $25.0 million of newly issued shares of the Company’s common stock, from time to time over a 36-month term, subject to certain limitations and conditions. The obligations under the Helena Purchase Agreement are subject to a standstill period and will not commence until the later of (i) ninety days from the execution of the Helena Purchase Agreement, or (ii) the termination or expiration of the Company's existing Hudson Equity Purchase Agreement.
As consideration for Helena’s commitment, the Company is obligated to issue commitment shares to Helena with an aggregate value of $0.2 million. The number of commitment fee shares is determined by dividing this value by the lowest one-day volume-weighted average price during the five trading days preceding the date of the agreement.
The Helena Purchase Agreement initially precludes the Company from issuing and selling more than 19.99% of the Company’s common stock issued and outstanding as of the date of the Helena Purchase Agreement, including the commitment fee shares, unless the Company obtains stockholder approval to issue additional shares. In addition, a beneficial ownership limitation in the Helena Purchase agreement restricts the Company from directing Helena to purchase shares of common stock if such purchases would result in Helena beneficially owning more than 4.99% of the then-outstanding shares of our common stock.
After the initial conditions are met, the Company may direct Helena to purchase shares of common stock through an advance notice. The purchase price for shares in such an advance will be equal to 95% of the lowest closing price during the three-day pricing period following the advance. The agreement also allows for a subsequent advance notice for a number of shares mutually agreed upon, with a purchase price equal to 100% of the lowest intraday sale price on the day the notice is received. The Company will control the timing and amount of any sales of common stock to Helena.
Unless earlier terminated, the Helena Purchase Agreement will automatically terminate upon the earliest of (i) the expiration of the 36-month term, or (ii) Helena’s purchase of $25.0 million worth of common stock. The Company has the right to terminate the Helena Purchase Agreement at any time, at no cost or penalty, upon five trading days’ prior written notice to Helena.
Stoney Creek Acquisition
On August 5, 2025, the Company completed the acquisition of Stoney Creek for total purchase consideration of approximately AUD 4.0 million, (or $2.6 million). The acquisition was made pursuant to a Share Purchase Deed dated March 17, 2025. The consideration consisted primarily of the assumption of notes receivable owed by Stoney Creek to the Company and a nominal cash payment. The acquisition was made to expand the Company’s portfolio of BESS projects in Australia. The acquisition provides the Company with project rights to a 125 MW / 1,000 MWh BESS in Narrabri, New South Wales, including land use rights and a long-term energy service agreement.
In connection with the Share Purchase Deed, Stoney Creek entered into a Development Services Agreement with the seller, Enervest Utility Pty Ltd, on March 17, 2025, to continue the project's development. This agreement includes up to AUD 8.8 million (or $5.7 million) in potential milestone payments plus reimbursement for certain project costs. The Company has guaranteed Stoney Creek’s payment obligations under this agreement.
The initial accounting for this acquisition has not been completed as of the date of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s condensed consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in the Annual Report for the year ended December 31, 2024 filed by us with the SEC on April 1, 2025. This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries..
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
Impact of Tariffs
Effective March 4, 2025, the U.S. government implemented a 20% tariff under the International Emergency Economic Powers Act (“IEEPA”) on imports from China, including lithium-ion batteries. Subsequently, on April 10, 2025, an additional 125% reciprocal tariff was imposed on Chinese-origin goods. These tariffs are in addition to the preexisting 3.4% Most-Favored-Nation (MFN) base tariff and the 7.5% Section 301 tariff applicable to lithium-ion batteries imported from China. As a result, our B-Vault products, all of which have been sourced and manufactured in China, became subject to a cumulative U.S. import tariff burden of approximately 155.9%.
The imposition of these tariffs materially affected our operations. Several third-party sales projects within our backlog and development pipeline experienced delays or cancellations due to the anticipated increase in costs associated with importing B-Vault products from China. On May 12, 2025, the U.S. and Chinese governments announced a temporary 90-day pause in certain reciprocal tariffs as a measure to de-escalate trade tensions and renew negotiations. This temporary suspension, which became effective May 14, 2025, temporarily lowered the cumulative tariff rate on certain products, including our B-Vault products, during this period. However, there is no assurance that this de-escalation will continue beyond its expiration in mid-August 2025, or that a long-term agreement will be reached. The potential for the tariffs to be fully reinstated following this 90-day period continues to represent a significant risk and creates substantial uncertainty in our supply chain and pricing models.

Furthermore, on May 28, 2025, the U.S. Court of International Trade issued a ruling in litigation challenging the executive branch's authority to impose the March 4, 2025 tariffs under the IEEPA. While the court ruled against the government, the decision is currently under appeal and its ultimate outcome remains uncertain. The legal and political ambiguity surrounding the status of these tariffs further complicates our ability to forecast costs and secure long-term sales contracts. The Company continues to monitor these trade and legal developments closely, as their resolution could have a material impact on our financial results.
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
U.S. Energy Storage Regulation and Legislation
The U.S. Congress and state legislatures are continuously reviewing and passing various climate change proposals, incentives, regulations, and legislation that may support the energy storage industry, including in the form of tax credits and incentives. The implementation of these laws can vary greatly across administrations and take long periods of time before the full extent of regulations are adopted. We cannot guarantee we will realize any or all of the anticipated benefits or incentives under any such enacted regulations or legislation.
The IRA, adopted by the U.S. Congress in August 2022, contained a number of tax incentive provisions that directly support the adoption of energy storage solutions and services. Before the enactment of the IRA, the Section 48 ITC did not apply to standalone energy storage projects. The IRA added Section 48(a)(3)(A)(ix) to allow a taxpayer that placed in service a standalone energy storage technology with a minimum capacity of 5 kWh to claim the ITC, if certain requirements are met.
The OBBBA, which was enacted in July 2025, contains a broad range of changes to U.S. federal income tax laws, including with respect to ITCs. Some of these changes could dampen demand for battery energy storage systems in the U.S., while other changes preserve robust support for standalone battery storage.
The OBBBA also broadened Prohibited Foreign Entity (“PFE”) restrictions to apply to all technology-neutral credits (§ 45Y, § 48E), the advanced manufacturing credit (§ 45X), and other related incentives. Under these rules, projects or component suppliers with disqualifying foreign-entity ties must satisfy new sourcing and ownership tests or forfeit credit eligibility; however, legacy IRA credits under Sections 45/48 for projects with construction commenced by December 31, 2024 remain fully grandfathered and unaffected by the PFE regime. Final eligibility and compliance will depend on forthcoming Treasury, IRS, and FERC guidance on domestic-content metrics, PFE/material-assistance certifications, and storage-specific interconnection standards. We continue to monitor these developments.
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
Each of our owned installations or our customer installations must be designed, constructed, and operated in compliance with applicable federal, state and local regulations, codes, standards, guidelines, policies, and laws. To install and operate energy storage systems on its platform, we, our customers or our partners, as applicable, are required to obtain applicable permits and approvals from applicable federal, state, and local authorities having jurisdiction to install energy storage systems and to interconnect the systems with the local electrical utility.
Recent Developments
Between October 2024 and March 2025, the Company agreed to loan Stoney Creek BESS Pty Ltd (“Stoney Creek”) up to AUD 8.8 million (or $5.5 million) to assist them in paying for BESS project development related costs. The Company also agreed to provide Stoney Creek a bank guarantee of up to AUD 2.5 million (or $1.6 million) as security for a performance bond. On March 17, 2025, the Company entered into a share purchase agreement to acquire Stoney Creek for a nominal purchase price of one hundred Australian dollars. On August 5, 2025, the Company completed the acquisition of Stoney

Creek for total purchase consideration of approximately AUD 4.0 million, (or $2.6 million). The consideration consisted primarily of the assumption of notes receivable owed by Stoney Creek to the Company and a nominal cash payment. The acquisition was made to expand the Company’s portfolio of BESS projects in Australia. The acquisition provides the Company with project rights to a 125 MW / 1,000 MWh BESS in Narrabri, New South Wales, including land use rights and a long-term energy service agreement.
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
On May 31, 2025, the Cross Trails BESS, a 57 MW two-hour BESS, began commercial operations. The project marks the first fully executed asset under the Company’s “Own and Operate” growth strategy, which is supported by a 10-year tolling (offtake) agreement with Gridmatic, an AI-enabled power marketer.
Key Operating Metrics
The following tables present our key operating metrics for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
New bookings	$25,944	$182,830	$251,673	$182,830
Cancellations	—	(182,238)	—	(182,238)
Net bookings	$25,944	$592	$251,673	$592

New bookings (in MWh)	15	400	1,019	400
Cancellations (in MWh)	—	(400)	—	(400)
Net bookings (in MWh)	15	—	1,019	—

	June 30, 2025	December 31, 2024
Developed Pipeline	$2,353,214	$2,085,908
Developed Pipeline (in MWh)	5,968	9,194
Backlog	$682,248	$433,886
Backlog (in MWh)	2,392	1,574
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
Backlog
Backlog represents contracted but unrecognized revenue from third-party projects and services yet to be completed, unrecognized revenue or other income from IP licensing agreements, and unrecognized revenue from tolling arrangements for projects operated by Energy Vault or affiliates. Backlog includes any potential future variable payments from tolling and offtake arrangements that the Company believes is probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable. Potential future IP royalties are not included in backlog. Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others.
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
The Company generates revenue from the sale of our energy storage products, tolling arrangements related to owned projects, the licensing of the Company’s software solutions and IP, and from long-term service agreements to operate and maintain customer owned energy systems. To date, the Company has primarily generated revenue from the sale of our BESSs and from licensing our IP.
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
The Company enters into tolling agreements under which counterparties may sell energy stored in the Company’s energy storage systems or request that the Company dispatch energy on their behalf. Each agreement is evaluated to determine whether it qualifies as a lease under ASC 842 or a customer contract under ASC 606. As of June 30, 2025, one system had commenced commercial operations and was classified as an operating lease under ASC 842. Fixed fees for operating leases under ASC 842 are recognized on a straight-line basis over the contract term, and variable fees are recognized in the period in which the related energy is delivered.
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
Sales and Marketing (“S&M”) Expenses
S&M expenses consist primarily of internal personnel-related costs for marketing, sales, and related support teams, as well as external costs such as professional service fees, trade shows, marketing and sales-related promotional materials, public relations expenses, and website operating and maintenance costs. Personnel-related expenses include salaries, benefits, and stock-based compensation expenses.
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
Provision for Credit Losses
Provision for credit losses represents the expense recognized to account for potential losses on accounts receivable, contract assets, and customer financing receivable due to customer defaults or credit deterioration. This provision reflects management’s estimate of expected credit losses based on historical trends and forward-looking assessments.

Depreciation and Amortization Expense
Depreciation and amortization expense consists of costs associated with property and equipment, and amortization of intangibles. We expect to invest in additional property, equipment, and other assets as we construct and own energy storage systems, which will result in additional depreciation expense in the future.
Interest Expense
Interest expense consists of contractual interest expense and amortization of non-cash debt and financing costs related to short and long-term loans, insurance premium financings, and finance leases.
Interest Income
Interest income consists of interest income from our money market funds, interest-bearing savings accounts, customer financing receivable, and convertible note receivable.
Other income (expense)
Other income (expense) includes foreign currency gains and losses and non-recurring non-operating gains and losses.
Results of Operations
Consolidated Comparison of Three and Six Months Ended June 30, 2025 to June 30, 2024
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Revenue	$8,512	$3,770	$4,742	$17,046	$11,529	$5,517
Cost of revenue	5,996	2,721	3,275	9,654	8,412	1,242
Gross profit	2,516	1,049	1,467	7,392	3,117	4,275
Operating Expenses:
Sales and marketing	3,161	4,861	(1,700)	7,306	9,031	(1,725)
Research and development	4,074	6,951	(2,877)	7,898	13,917	(6,019)
General and administrative	19,113	15,836	3,277	36,619	31,189	5,430
Provision for credit losses	3,843	442	3,401	3,832	353	3,479
Depreciation and amortization	473	279	194	778	574	204
Loss on impairment and sale of long-lived assets	—	565	(565)	—	565	(565)
Total operating expenses	30,664	28,934	1,730	56,433	55,629	804
Loss from operations	(28,148)	(27,885)	(263)	(49,041)	(52,512)	3,471
Other income (expense):
Interest expense	(2,516)	(38)	(2,478)	(2,611)	(46)	(2,565)
Interest income	312	1,746	(1,434)	627	3,572	(2,945)
Other income (expense), net	(2,507)	(22)	(2,485)	(2,625)	1,648	(4,273)
Loss before income taxes	$(32,859)	$(26,199)	$(6,660)	$(53,650)	$(47,338)	$(6,312)

Revenue
The Company recognized revenue for the product and service categories as follows for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sale of energy storage products	$7,711	$2,958	$12,602	$10,683
Tolling revenue	390	—	390	—
Operation and maintenance services	277	545	553	545
Software licensing	120	152	232	186
IP licensing	14	115	3,269	115
Total revenue	$8,512	$3,770	$17,046	$11,529
Revenue increased by $4.7 million to $8.5 million for the three months ended June 30, 2025, compared to $3.8 million for the same period in 2024. The increase was driven by a $4.8 million increase in energy storage product sales, reflecting the ramp-up of an EPC project in 2025 and the recognition of $2.6 million in nonrefundable deposits upon cancellation of an EEQ contract. In addition, the Cross Trails BESS began commercial operations in May 2025, contributing $0.4 million in tolling revenue. In the comparable 2024 quarter, EPC projects were either substantially complete or in early stages, resulting in minimal revenue.
Revenue increased by $5.5 million to $17.0 million for the six months ended June 30, 2025, compared to $11.5 million for the same period in 2024. The increase was driven by a $3.2 million increase in IP licensing revenue following the B-Vault licensing agreement signed in the first quarter of 2025, and a $1.9 million increase in energy storage product sales, which includes $2.6 million of nonrefundable deposits recognized upon cancellation of an EEQ contract in the second quarter of 2025.
Revenue from three customers accounted for 50%, 31%, and 10% of total revenue, respectively, for the three months ended June 30, 2025 and revenue from three customers accounted for 52%, 19%, and 15% of total revenue, respectively, for the six months ended June 30, 2025. Revenue from three customers accounted for 46%, 30%, and 14% of total revenue, respectively, for the three months ended June 30, 2024 and revenue from two customers accounted for 69% and 19% of total revenue, respectively, for the six months ended June 30, 2024.
Cost of Revenue
Cost of revenue increased by $3.3 million to $6.0 million for the three months ended June 30, 2025, compared to $2.7 million for the same period in 2024. The increase was driven by increased EPC project costs as EPC activity accelerated in the second quarter of 2025.
Cost of revenue increased by $1.2 million to $9.7 million for the six months ended June 30, 2025, compared to $8.4 million for the same period in 2024. The increase was driven by increased EPC project costs as EPC activity accelerated in the second quarter of 2025.
Gross Profit and Gross Profit Margin
Gross profit increased by $1.5 million to $2.5 million for the three months ended June 30, 2025, compared to $1.0 million for the same period in 2024, driving gross profit margin to 29.6% from 27.8%. This improvement primarily reflects higher contributions from energy storage product sales and reduced warranty expenses compared to the prior-year period.
Gross profit increased by $4.3 million to $7.4 million for the six months ended June 30, 2025, compared to $3.1 million for the same period in 2024, driving gross profit margin to 43.4% from 27.0%. This improvement primarily reflects higher margin IP licensing revenue, which carries no associated cost of revenue, and reduced warranty expenses compared to the prior-year period.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $1.7 million to $3.2 million for the three months ended June 30, 2025, compared to $4.9 million for the same period in 2024. The decrease was driven by cost-control measures and lower S&M headcount, which together reduced personnel-related expenses by $0.8 million, consulting fees by $0.6 million, and marketing and public relation costs by $0.2 million.
Sales and marketing expenses decreased by $1.7 million to $7.3 million for the six months ended June 30, 2025, compared to $9.0 million for the same period in 2024. The decrease was driven by cost-control measures and lower S&M headcount, which together reduced personnel-related expenses by $0.9 million, consulting fees by $0.4 million, and marketing and public relations costs by $0.3 million.
Research and Development Expenses
Research and development expenses decreased by $2.9 million to $4.1 million for the three months ended June 30, 2025, compared to $7.0 million for the same period in 2024. The decrease was driven by cost-control measures and lower R&D headcount, which together reduced personnel-related expenses by $1.9 million and engineering and development costs by $0.8 million.
Research and development expenses decreased by $6.0 million to $7.9 million for the six months ended June 30, 2025, compared to $13.9 million for the same period in 2024. The decrease was driven by cost-control measures and lower R&D headcount, which together reduced personnel-related expenses by $4.3 million, engineering and development costs by $0.9 million, and software costs by $0.5 million.
General and Administrative Expenses
General and administrative expenses increased by $3.3 million to $19.1 million for the three months ended June 30, 2025, compared to $15.8 million for the same period in 2024. The increase primarily reflects higher personnel-related costs due to expanded G&A headcount, which added $2.0 million, along with a $0.5 million increase in legal and professional fees and a $0.4 million increase in consulting costs.
General and administrative expenses increased by $5.4 million to $36.6 million for the six months ended June 30, 2025, compared to $31.2 million for the same period in 2024. The increase primarily reflects higher personnel-related costs due to expanded G&A headcount, which added $4.2 million, along with a $0.4 million increase in legal and professional fees and a $0.4 million increase in consulting costs.
Provision for Credit Losses
Provision for credit losses increased by $3.4 million to $3.8 million for the three months ended June 30, 2025, compared to $0.4 million for the same period in 2024. Provision for credit losses increased by $3.5 million to $3.8 million for the six months ended June 30, 2025, compared to $0.4 million for the same period in 2024.
The increase in provision for credit losses for the three and six months ended June 30, 2025 was driven by an increase in the allowance for credit losses related to the customer financing receivable and DG Fuels convertible note receivable compared to the same periods in 2024.
Depreciation and Amortization Expense
Depreciation and amortization expense increased by $0.2 million to $0.5 million for the three months ended June 30, 2025, compared to $0.3 million for the same period in 2024. Depreciation and amortization expense increased by $0.2 million to $0.8 million for the six months ended June 30, 2025, compared to $0.6 million for the same period in 2024.
The increase in depreciation and amortization expense for the three and six months ended June 30, 2025 primarily reflects depreciation on the Cross Trails BESS, which was placed into service in May 2025, and higher amortization of capitalized software assets compared to the same periods in 2024.
Interest Expense
Interest expense increased by $2.5 million to $2.5 million for the three months ended June 30, 2025, compared to $38 thousand for the same period in 2024. Interest expense increased by $2.6 million to $2.6 million for the six months ended June 30, 2025, compared to $46 thousand for the same period in 2024.
The increase in interest expense for the three and six months ended June 30, 2025 reflects the interest on debt financings obtained in 2025, whereas in the comparable 2024 periods the Company’s borrowings were limited to insurance premium financing arrangements with minimal interest costs.

Interest Income
Interest income decreased by $1.4 million to $0.3 million for the three months ended June 30, 2025, compared to $1.7 million for the same period in 2024. Interest income decreased by $2.9 million to $0.6 million for the six months ended June 30, 2025, compared to $3.6 million for the same period in 2024.
The decrease in interest income for three and six months ended June 30, 2025 reflects lower average interest-bearing cash balances compared to the same periods in 2024.
Other Income (Expense), Net
Other expense, net was $2.5 million for the three months ended June 30, 2025, compared to other income, net of $22 thousand for the same period in 2024, representing a year-over-year change of $2.5 million. The change primarily reflects a $1.4 million loss on the extinguishment of debt incurred upon early repayment of the CRC Bridge Loan prior to its maturity date in the second quarter of 2025 and $0.9 million in commitment and transaction fees related to the Hudson Equity Purchase Agreement.
Other expense, net was $2.6 million for the six months ended June 30, 2025, compared to other income, net of $1.6 million for the same period in 2024, representing a year-over-year change of $4.3 million. The change primarily reflects a $1.4 million loss on debt extinguishment related to the early repayment of the CRC Bridge Loan, $0.9 million in commitment and transaction fees related to the Hudson Equity Purchase Agreement, and the absence of a $1.5 million gain on derecognition of a related-party contract liability that was recorded in the prior-year period.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, Energy Vault has financed its net cash used in operating and investing activities primarily through the issuance and sale of equity, as well as proceeds from the reverse recapitalization and private investment in public equity transaction completed in 2022.
As part of our ongoing business operations, the Company had a sales backlog of $682.2 million as of June 30, 2025. Management expects this backlog to contribute to the future funding of our business, supported by a robust developed pipeline, which we anticipate to convert into additional contracted backlog as new agreements are executed.
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
Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its wholly owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell certain ITCs generated by the Calistoga Resiliency Center hybrid energy storage system, the Cross Trails BESS, and the Snyder CDU. The Tax

Credit Transfer commitment is subject to certain conditions set forth therein, and requires the Company to incur the remaining associated capital expenditures to complete the projects (via internal sources or external sources such as project financing). The third-party purchaser has agreed to purchase on or before December 15, 2025, all the eligible ITCs generated by these projects, in an amount to be finalized subject to final cost segregation reports, which management believes will be approximately $39.9 million, net of fees, across all three projects.
ATM Facility and Equity Purchase Agreements
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
On March 31, 2025, we entered into the Hudson Equity Purchase Agreement. Pursuant to the Hudson Equity Purchase Agreement, the Company has the right at its sole discretion, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to $25.0 million of newly issued shares of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions.
In connection with the Hudson Equity Purchase Agreement, the Company entered into a Registration Rights Agreement, pursuant to which the Company agreed to register the Commitment Shares and the shares issuable pursuant to the Hudson Equity Purchase Agreement. The securities to be offered pursuant to the Hudson Equity Purchase Agreement will be offered pursuant to our effective shelf registration statement on Form S-3/A (File No. 333-273089), which was filed with the SEC on July 14, 2023 and declared effective on July 20, 2023.
During the six months ended June 30, 2025, the Company received proceeds of $1.2 million related to the sale of common stock under the Hudson Equity Purchase Agreement.
On August 6, 2025, the Company entered into the Helena Purchase Agreement. Pursuant to the Helena Purchase Agreement, the Company has the right, but not the obligation, to sell to Helena, and Helena is obligated to purchase, up to $25.0 million of newly issued shares of the Company’s common stock, from time to time over a 36-month term, subject to certain limitations and conditions. The obligations under the Helena Purchase Agreement are subject to a standstill period and will not commence until the later of (i) ninety days from the execution of the agreement, or (ii) the termination or expiration of the Company's existing Hudson Equity Purchase Agreement.
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
CRC Senior Notes
On April 4, 2025, CRC issued $27.8 million of senior notes (“CRC Senior Notes”), with Eagle Point Credit as lender and Jefferies serving as agent for the transaction. The CRC Senior Notes were priced at 99.25% of par, resulting in gross proceeds of $27.6 million. After deducting debt issuance costs, net proceeds totaled $23.2 million.
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

Proceeds from the CRC Senior Notes are held as restricted cash until the CRC HESS reaches pre-agreed milestones. Subsequent to June 30, 2025, $13.0 million of the previously restricted proceeds was released from restriction and became available for general corporate purposes.
Cross Trails Bridge Loan
On May 12, 2025, the Company entered into a secured bridge loan with Crescent Cove for $10.0 million, bearing interest at 24% per annum and with a maturity date of July 14, 2025. The loan was issued net of a 5% original issue discount and a structuring fee of $0.2 million, for gross proceeds of $9.3 million. Total interest expense on the loan of $0.4 million was deducted from the loan proceeds. On July 14, 2025, the Company repaid $5.0 million of principal and simultaneously amended the loan to extend the maturity of the remaining $5.0 million to July 21, 2025. In connection with the extension, the Company paid a $0.2 million amendment fee. The remaining principal and additional interest for the extension were paid on July 18, 2025.
Cross Trails Senior Notes
On July 23, 2025, Cross Trails, a wholly-owned subsidiary of the Company, entered into a credit agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and Jefferies Capital Services, LLC, as initial lender.
The Cross Trails Senior Note provides for a senior secured term loan facility in an aggregate principal amount of approximately $17.8 million. The proceeds are intended to support the Cross Trails energy storage project, including payment of operating costs, funding of required reserve accounts, payment of fees and expenses related to the transaction, and certain distributions to the project sponsor or its designee at closing. The Cross Trails Senior Note is structured as a single-draw term loan, with the full amount funded on July 23, 2025. Loans under the Cross Trails Senior Note bear interest at a rate per annum equal to 5.00% for loans bearing interest at the ABR and 6.00% for loans bearing interest at the SOFR and has a maturity date of July 23, 2032, with principal amortization in accordance with a pre-agreed schedule. Loans under the Cross Trails Senior Note may be repaid at any time, subject to payment of accrued interest, breakage costs and a repayment premium. Mandatory prepayments are required upon the occurrence of certain customary events, including the receipt of insurance or condemnation proceeds (subject to customary reinvestment rights), asset sales above specified thresholds, the incurrence of additional non-permitted indebtedness, or the non-permitted issuance of new equity interests by the borrower, and are subject to the payment of accrued interest, breakage costs and a repayment premium.
The obligations under the Cross Trails Senior Note are secured by a first priority security interest in substantially all of the assets of the Cross Trails Borrower, including the project assets, accounts, and related collateral, as well as the membership interests in the Cross Trails Borrower. The Cross Trails Senior Note contains customary affirmative and negative covenants for a project financing of this type, including limitations on additional indebtedness, liens, asset sales, investments, affiliate transactions, and distributions. The Cross Trails Borrower is also required to maintain certain financial ratios, including a minimum debt service coverage ratio of 1.10:1.00, and to maintain of insurance, deliver certain financial and other reports, and comply with applicable laws and permits.
The Cross Trails Senior Note also includes customary representations and warranties, indemnification provisions and requirements for the maintenance of insurance and compliance with applicable laws and permits.
The Cross Trails Senior Note was issued net of a $0.3 million financing fee, resulting in gross proceeds of $17.6 million. After deducting debt issuance costs, net proceeds totaled $14.7 million. Upon issuance of the note, $7.2 million of the proceeds became unrestricted for general use and $7.5 million of the proceeds remained restricted to satisfy minimum reserve requirements.
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes our cash, cash equivalents, and restricted cash balances as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$21,416	$27,091
Restricted cash	36,683	2,982
Total cash, cash equivalents, and restricted cash	$58,099	$30,073
Our cash equivalents are highly liquid investments purchased with an original or remaining maturities of three months or less. $22.1 million of our restricted cash balance as of June 30, 2025 was attributable to the CRC Bridge Loan. The remaining restricted cash balance was primarily held by banks as collateral for the Company’s letters of credit, bank guarantees, and performance and payment bonds.
Contractual Obligations
Our principal commitments as of June 30, 2025 consisted primarily of obligations under debt financing arrangements, operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancellable purchase obligations as of June 30, 2025 totaled approximately $5.0 million.
The following table summarizes the cash maturities of the Company’s debt instruments as of June 30, 2025 (amounts in thousands):

	2025	2026	2027	2028	2029	Thereafter
Debt obligations	$22,905	$669	$917	$1,074	$1,261	$11,000
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$12,629	$(11,846)
Net cash used in investing activities	(17,336)	(20,832)
Net cash provided by financing activities	32,140	360
Effects of exchange rate changes on cash	593	(286)
Net increase (decrease) in cash	$28,026	$(32,604)
Operating Activities
Cash provided by operating activities was $12.6 million for the six months ended June 30, 2025, compared to cash used in operating activities of $11.8 million for the same period in 2024.
For the six months ended June 30, 2025, cash provided by operating activities reflects a net loss of $56.1 million, adjusted for $26.3 million in non-cash charges, a $52.5 million increase in operating liabilities, and a $10.1 million increase in operating assets. Significant non-cash items include $18.3 million in stock-based compensation expense, $3.8 million in provision for credit losses, $1.4 million in loss on debt extinguishment, $1.4 million in non-cash debt and financing costs, and $0.8 million in depreciation and amortization expense. The increase in operating liabilities was driven by a $56.1 million increase in contract liabilities, partially offset by a $3.3 million decrease in accounts payable and accrued expenses. The increase in contract liabilities relate to advance customer payments for ongoing projects. The increase in operating assets was driven by an $18.1 million increase in advances to suppliers and a $1.9 million increase in prepaid and other current assets, partially offset by a $10.2 million decrease in accounts receivable.
Cash provided by operating activities for the six months ended June 30, 2025, improved compared with the same period in 2024, primarily reflecting higher upfront customer collections and reduced outflows for accounts payable and accrued liabilities, partially offset by increased advances to suppliers.
Investing Activities
Cash used in investing activities was $17.3 million for the six months ended June 30, 2025, compared to $20.8 million, for the same period in 2024
Cash used in investing activities for the six months ended June 30, 2025 consisted of $15.2 million for the purchase of property and equipment, primarily for the construction of the Snyder CDU, Cross Trails BESS, and the Calistoga HESS and $2.1 million of loans extended to Stoney Creek.
The decrease in cash used in investing activities for the six months ended June 30, 2025, compared to the same period in 2024, was driven by lower property and equipment expenditures.
Financing Activities
Cash provided by financing activities was $32.1 million for the six months ended June 30, 2025, compared to $0.4 million for the six months ended June 30, 2024.

Cash provided by financing activities for the six months ended June 30, 2025 was primarily attributable to proceeds of $63.8 million from debt financings, $1.7 million from insurance premium financing arrangements, and $1.2 million from the issuance of shares, partially offset by $27.8 million of debt repayments, $5.4 million of debt issuance costs, and $1.2 million of insurance premium financing repayments.
The increase in cash provided by financing activities for the six months ended June 30, 2025, compared to the same period in 2024, was driven by proceeds from debt financings and the issuance of shares, neither of which occurred in the prior year, partially offset by debt repayments and payments for equity issuance costs.
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
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
S&M expenses (GAAP)	$3,161	$4,861	$7,306	$9,031
Non-GAAP adjustments:
Stock-based compensation expense	1,039	1,782	2,084	3,497
Reorganization expenses	32	288	32	288
Adjusted S&M expenses (non-GAAP)	$2,090	$2,791	$5,190	$5,246
The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
R&D expenses (GAAP)	$4,074	$6,951	$7,898	$13,917
Non-GAAP adjustments:
Stock-based compensation expense	1,368	2,059	2,736	4,286
Reorganization expenses	318	503	318	503
Adjusted R&D expenses (non-GAAP)	$2,388	$4,389	$4,844	$9,128
The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
G&A expenses (GAAP)	$19,113	$15,836	$36,619	$31,189
Non-GAAP adjustments:
Stock-based compensation expense	6,577	5,663	13,440	11,405
Reorganization expenses	812	918	812	918
Adjusted G&A expenses (non-GAAP)	$11,724	$9,255	$22,367	$18,866

The following table provides a reconciliation from GAAP operating expenses to non-GAAP operating expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses (GAAP)	$30,664	$28,934	$56,433	$55,629
Non-GAAP adjustments:
Depreciation and amortization	473	279	778	574
Stock-based compensation expense	8,984	9,504	18,260	19,188
Reorganization expenses	1,162	1,709	1,162	1,709
Provision for credit losses	3,843	441	3,832	353
Loss on impairment and sale of long-lived assets	—	565	—	565
Adjusted operating expenses (non-GAAP)	$16,202	$16,436	$32,401	$33,240
The following table provides a reconciliation from net loss attributable to Energy Vault Holdings, Inc. to non-GAAP adjusted net loss, (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(34,927)	$(26,188)	$(56,063)	$(47,327)
Non-GAAP adjustments:			—
Stock-based compensation expense	8,984	9,504	18,260	19,188
Reorganization expenses	1,162	1,709	1,162	1,709
Provision for credit losses	3,843	441	3,832	353
Loss on debt extinguishment	1,412	—	1,412	—
Expenses related to equity purchase agreement	906	—	906	—
Foreign exchange losses	216	47	349	107
Loss on impairment and sale of long-lived assets	—	565	—	565
Gain on derecognition of contract liability	—	—	—	(1,500)
Adjusted net loss (non-GAAP)	$(18,404)	$(13,922)	$(30,142)	$(26,905)

The following table provides a reconciliation from net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(34,927)	$(26,188)	$(56,063)	$(47,327)
Non-GAAP adjustments:
Interest expense	2,516	38	2,611	46
Interest income	(312)	(1,746)	(627)	(3,572)
Provision for income taxes	2,073	—	2,456	—
Depreciation and amortization	473	279	778	574
Stock-based compensation expense	8,984	9,504	18,260	19,188
Reorganization expenses	1,162	1,709	1,162	1,709
Provision for credit losses	3,843	441	3,832	353
Loss on debt extinguishment	1,412	—	1,412	—
Expenses related to equity purchase agreement	906	—	906	—
Foreign exchange losses	216	47	349	107
Loss on impairment and sale of long-lived assets	—	565	—	565
Gain on derecognition of contract liability	—	—	—	(1,500)
Adjusted EBITDA (non-GAAP)	$(13,654)	$(15,351)	$(24,924)	$(29,857)
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
There have not been any changes to our critical accounting policies and estimates as compared to those disclosed under the caption Critical Accounting Estimates in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2024 Annual Report on Form 10-K filed with the SEC on April 1, 2025.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There can be no assurance that we will be able to maintain an active trading market for our common stock on the NYSE or any other exchange. On April 16, 2025, we were notified by the NYSE that we are not in compliance with Rule 802.01C of the NYSE Listed Company Manual because the average closing price of our common stock was less than $1.00 over a consecutive 30 trading-day period. The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the NYSE during the period allowed to regain compliance, subject to our compliance with other listing standards. We informed the NYSE that we intend to cure the deficiency and to return to compliance with the NYSE continued listing requirements. If an active market for our securities is not maintained, or if we fail to satisfy the continued listing standards of the NYSE for any reason and our securities are delisted, it may be difficult for our security holders to sell their securities without depressing the market price for our securities, or at all. Further, if we are unable to cure the stock price deficiency within the cure period and our common stock is delisted, Hudson has the right to return to us any remaining amount of Put Shares associated with such Put, and the Purchase Price with respect to such Put shall be reduced accordingly (as such terms are defined in the Hudson Equity Purchase Agreement). Further, an inactive trading market may also impair our ability to raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards.
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
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
10.1	Note Purchase Agreement, dated April 4, 2025, by and between Calistoga Resiliency Center, LLC and Eagle Point Credit Management, LLC	10-Q	001-39982	10.4	May 13, 2025
10.2	Equity Purchase Agreement, dated March 31, 2025, by and between Energy Vault Holdings, Inc. and Hudson Global Ventures, LLC	10-Q	001-39982	10.5	May 13, 2025
10.3	Form of Credit Agreement, dated May 12, 2025, by and between Energy Vault Holdings, Inc. and Crescent Cove Opportunity Lending, LLC	10-Q	001-39982	10.6	May 13, 2025
10.4**	Equity Purchase Agreement, dated August 6, 2025, by and between Energy Vault Holdings, Inc. and Helena Global Investment Opportunities I LTD
10.5	Credit Agreement, dated as of July 23, 2025, by and among Cross Trails Energy Storage Project, LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, and each of the lenders party thereto	8-K	001-39982	10.1	July 28, 2025
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Energy Vault Holdings, Inc.

Date: August 8, 2025	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)