Form 10-Q
period 2025-09-30
Energy Vault Holdings, Inc.
filed 2025-11-10
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 167,790,003, shares of common stock, par value $0.0001 per share, outstanding as of November 7, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” or “would” or the negative of these words or other similar terms or expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
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
•the impact of macroeconomic uncertainty, including with respect to uncertainty about the future relationship between the United States and other countries with respect to trade policies and tariffs;
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
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•our future capital requirements and sources and uses of cash;
•the international nature of our operations and the impact of war or other hostilities on our business and global markets;
•our ability to obtain funding for our operations and future growth; and
•our business, expansion plans and opportunities, including our expansion into owned and operated projects..
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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$32,696	$27,091
Restricted cash, current portion	2,509	990
Accounts receivable, net of allowance for credit losses of $1,196 and $1,211 as of September 30, 2025 and December 31, 2024, respectively	2,234	14,565
Contract assets, net of allowance for credit losses of $25,054 and $25,030 as of September 30, 2025 and December 31, 2024, respectively	7,758	6,798
Inventory	7,028	107
Customer financing receivable, current portion, net of allowance for credit losses of $3,068 and $2,352 as of September 30, 2025 and December 31, 2024, respectively	1,432	2,148
Advances to suppliers	42,970	10,678
Prepaid expenses and other current assets	6,616	6,528
Total current assets	103,243	68,905
Property and equipment, net	93,472	99,493
Intangible assets, net	6,287	4,538
Operating lease right-of-use assets	2,335	1,206
Customer financing receivable, long-term portion, net of allowance for credit losses of $4,754 and $3,645 as of September 30, 2025 and December 31, 2024, respectively	2,220	3,329
Investments, long-term portion	4,688	3,270
Restricted cash, long-term portion	26,723	1,992
Deferred income taxes	42,214	—
Other assets	701	1,156
Total Assets	$281,883	$183,889
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$35,996	$20,250
Accrued expenses	35,708	24,968
Debt, current portion (including $18,624 measured at fair value)	28,610	—
Contract liabilities	63,599	8,938
Other current liabilities	529	499
Total current liabilities	164,442	54,655
Long-term debt (including $10,476 measured at fair value)	31,562	—
Deferred pension obligation	2,214	2,044
Other long-term liabilities	3,116	934
Total liabilities	201,334	57,633
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 166,645 and 153,206 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	17	15
Additional paid-in capital	549,129	512,022
Accumulated deficit	(466,702)	(383,822)
Accumulated other comprehensive loss	(1,866)	(1,896)
Non-controlling interest	(29)	(63)
Total stockholders’ equity	80,549	126,256
Total Liabilities and Stockholders’ Equity	$281,883	$183,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$33,319	$1,199	$50,365	$12,728
Cost of revenue	24,309	716	33,963	9,128
Gross profit	9,010	483	16,402	3,600
Operating expenses:
Sales and marketing	3,210	4,347	10,516	13,378
Research and development	3,362	5,704	11,260	19,621
General and administrative	19,803	15,409	56,422	46,598
Provision for (benefit from) credit losses	(80)	1,861	3,752	2,214
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	298	251	1,076	825
Loss (gain) on impairment and sale of long-lived assets	—	(14)	—	551
Total operating expenses	26,593	27,558	83,026	83,187
Loss from operations	(17,583)	(27,075)	(66,624)	(79,587)
Other income (expense):
Interest expense	(2,781)	(43)	(5,392)	(89)
Interest income	204	1,439	831	5,011
Other income (expense), net	(1,124)	(937)	(3,749)	711
Loss before income taxes	(21,284)	(26,616)	(74,934)	(73,954)
Provision for income taxes	5,535	—	7,991	—
Net loss	(26,819)	(26,616)	(82,925)	(73,954)
Net loss attributable to non-controlling interest	(2)	(23)	(45)	(34)
Net loss attributable to Energy Vault Holdings, Inc.	$(26,817)	$(26,593)	$(82,880)	$(73,920)

Net loss per share attributable to Energy Vault Holdings, Inc. — basic and diluted	$(0.16)	$(0.18)	$(0.52)	$(0.50)
Weighted average shares outstanding — basic and diluted	163,329	150,812	158,023	148,998

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$(114)	$(187)	$121	$(415)
Foreign currency translation gain (loss)	148	109	(91)	246
Total other comprehensive income (loss) attributable to Energy Vault Holdings, Inc.	34	(78)	30	(169)
Total comprehensive loss attributable to Energy Vault Holdings, Inc.	$(26,783)	$(26,671)	$(82,850)	$(74,089)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2025	160,689	$16	$532,095	$(439,885)	$(1,900)	$(27)	$90,299
Exercise of stock options	56	—	45	—	—		45
Stock-based compensation	—	—	8,998	—	—	—	8,998
Vesting of restricted stock units (“RSUs”)	2,050	—	—	—	—	—	—
Shares issued per equity purchase agreement	3,850	1	6,838	—	—	—	6,839
Issuance of warrants	—	—	1,153	—	—	—	1,153
Net loss	—	—	—	(26,817)	—	(2)	(26,819)
Actuarial loss on pension	—	—	—	—	(114)	—	(114)
Foreign currency translation gain	—	—	—	—	148	—	148
Balance at September 30, 2025	166,645	$17	$549,129	$(466,702)	$(1,866)	$(29)	$80,549

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2024	150,136	$15	$492,459	$(295,399)	$(1,512)	$(11)	$195,552
Stock-based compensation	—	—	10,248	—	—	—	10,248
Vesting of RSUs	1,406	—	—	—	—	—	—
Net loss	—	—	—	(26,593)	—	(23)	(26,616)
Actuarial loss on pension	—	—	—	—	(187)	—	(187)
Foreign currency translation gain	—	—	—	—	109	—	109
Balance at September 30, 2024	151,542	$15	$502,707	$(321,992)	$(1,590)	$(34)	$179,106

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	153,206	$15	$512,022	$(383,822)	$(1,896)	$(63)	$126,256
Exercise of stock options	59	—	47	—	—	—	47
Stock-based compensation	—	—	27,258	—	—	—	27,258
Vesting of RSUs	7,228	1	—	—	—	—	1
Shares issued per equity purchase agreement	6,152	1	8,704	—	—	—	8,705
Issuance of warrants	—	—	1,153	—	—	—	1,153
Net loss	—	—	—	(82,880)	—	(45)	(82,925)
Short-swing profit recovery	—	—	24	—	—	—	24
Actuarial gain on pension	—	—	—	—	121	—	121
Foreign currency translation loss	—	—	—	—	(91)	—	(91)
Reallocation of non-controlling interest due to forfeiture	—	—	(79)	—	—	79	—
Balance at September 30, 2025	166,645	$17	$549,129	$(466,702)	$(1,866)	$(29)	$80,549

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	146,577	$15	$473,271	$(248,072)	$(1,421)	$—	$223,793
Stock-based compensation	—	—	29,436	—	—	—	29,436
Vesting of RSUs	4,965	—	—	—	—	—	—
Net loss	—	—	—	(73,920)	—	(34)	(73,954)
Actuarial loss on pension	—	—	—	—	(415)	—	(415)
Foreign currency translation gain	—	—	—	—	246	—	246
Balance at September 30, 2024	151,542	$15	$502,707	$(321,992)	$(1,590)	$(34)	$179,106
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(82,925)	$(73,954)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	2,263	825
Non-cash debt and financing costs	2,682	—
Loss on debt extinguishment	1,412	—
Non-cash interest income	(364)	(1,159)
Stock-based compensation	28,411	29,436
Loss on impairment and sale of long-lived assets	—	551
Change in derivative asset	—	820
Provision for credit losses	3,752	2,214
Non-cash expenses related to equity purchase agreement	1,857	—
Deferred income taxes	5,561	—
Foreign exchange losses	732	301
Change in operating assets and liabilities
Accounts receivable	12,369	26,078
Inventory	(6,695)	308
Contract assets	(754)	56,880
Prepaid expenses and other current assets	(2,959)	4,474
Advances to suppliers	(40,402)	(13,614)
Other assets	(1,838)	(1,113)
Accounts payable and accrued expenses	24,575	(55,524)
Contract liabilities	53,550	3,486
Other long-term liabilities	(306)	(1,049)
Net cash provided by (used in) operating activities	921	(21,040)
Cash Flows From Investing Activities
Purchase of property and equipment	(30,650)	(48,306)
Investment in note receivable	(2,142)	—
Proceeds from sale of property and equipment	—	221
Net cash used in investing activities	(32,792)	(48,085)
Cash Flows From Financing Activities
Proceeds from issuance of debt	117,200	—
Repayment of debt	(51,519)	—
Payment of debt issuance costs	(9,604)	—
Proceeds from insurance premium financings	2,585	2,745
Repayment of insurance premium financings	(2,059)	(1,567)
Proceeds from issuance of stock	6,849	—
Short-swing profit recovery	24	—
Proceeds from exercise of stock options	47	—
Payment of finance lease obligations	(94)	(205)
Payment of taxes related to net settlement of equity awards	—	(408)
Net cash provided by financing activities	63,429	565
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	297	689
Net increase (decrease) in cash, cash equivalents, and restricted cash	31,855	(67,871)
Cash, cash equivalents, and restricted cash – beginning of the period	30,073	145,555
Cash, cash equivalents, and restricted cash – end of the period	61,928	77,684
Less: restricted cash at end of period	29,232	26,560
Cash and cash equivalents - end of period	$32,696	$51,124
ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$696	$51
Cash paid for interest	2,035	89
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Actuarial gain (loss) on pension	121	(415)
Property and equipment financed through accounts payable and accrued expenses	37	7,946
Assets acquired on finance lease	87	120
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
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of September 30, 2025, results of operations, comprehensive loss, and stockholders’ equity activities for the three and nine months ended September 30, 2025, and cash flows for the nine months ended September 30, 2025. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any interim period or for any other future year.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed consolidated financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. Estimates made by management include, among others, revenue recognition, debt measured at fair value, provision for credit losses, warranty accruals, and stock-based compensation. Due to the inherent uncertainty involved in making assumptions and estimates, changes in circumstances could result in actual results differing from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.
Liquidity
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business.
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of September 30, 2025 and December 31, 2024, we had accumulated deficits of $466.7 million and $383.8 million, respectively, and net losses of $82.9 million and $73.9 million, respectively, for the nine months ended September 30, 2025 and 2024. We anticipate that we will incur net losses for the foreseeable future and there is no guarantee that we will achieve or maintain profitability.
The assessment of liquidity requires management to make estimates of future activity and judgments about whether the Company can meet its obligations and have adequate liquidity to operate. Significant inputs to the Company’s liquidity analysis include:
•$19.4 million in net proceeds from the issuance of a second tranche of Convertible Debentures. Refer to Note 9, Debt, for further details on the Convertible Debentures.
•$40.6 million in estimated proceeds from the sale of investment tax credits pursuant to a Tax Credit Transfer Commitment. Refer to Note 19, Commitments and Contingencies, for further details on this transaction.
•$45.4 million in investor contributions pursuant to the Asset Vault contribution and purchase agreement. Refer to Note 20, Subsequent Events, for further details on this transaction.
Management believes that its cash, cash equivalents, and restricted cash on hand as of the filing date of this Quarterly Report, along with the actions which can be taken subsequent to September 30, 2025 as discussed above, will be sufficient to fund our operating activities for at least the next twelve months. The condensed consolidated financial statements do not reflect any adjustments that would be necessary if we become unable to continue as a going concern.
Restricted Cash
Restricted cash primarily consists of cash deposits held in segregated accounts as collateral for certain debt financing requirements and for guarantees and bonds issued in connection with our customer projects. Under the terms of our senior notes, cash proceeds are restricted until pre-agreed milestones are achieved.
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
The following table summarizes restricted cash balances (amounts in thousands):

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2025	December 31, 2024
Restricted cash, current portion	$2,509	$990
Restricted cash, long-term portion	26,723	1,992
Total restricted cash	$29,232	$2,982

Restricted cash related to debt financing	$9,464	$—
Restricted cash related to customer projects	17,259	2,982
Other	2,509	—
Total restricted cash	$29,232	$2,982
Inventory
Inventory consists of raw materials and components, including battery modules, inverters, transformers, and spare parts, to be used in battery energy storage projects under customer contracts.
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
As of September 30, 2025, four customers accounted for 34%, 30%, 23% and 13% of accounts receivable, respectively. As of December 31, 2024, one customer accounted for 100% of accounts receivable.
As of September 30, 2025 and December 31, 2024, one customer accounted for 100% of the customer financing receivable.
Revenue from two customers accounted for 70% and 23% of total revenue, respectively, for the three months ended September 30, 2025 and revenue from two customers accounted for 64% and 15% of total revenue, respectively, for the nine months ended September 30, 2025. Revenue from two customers accounted for 51% and 35% of total revenue, respectively, for the three months ended September 30, 2024 and revenue from two customers accounted for 59% and 38% of total revenue, respectively, for the nine months ended September 30, 2024.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on April 1, 2025. There have not been any significant changes to these policies other than as described below during the nine months ended September 30, 2025.
Revenue from Tolling and Power Purchase Agreements (“PPA”)
The Company generates revenue from the sale of energy, capacity and related services from Company-owned energy storage systems through tolling arrangements and long-term power purchase agreements. Each arrangement is evaluated to determine whether it is accounted for as (i) a lease under Accounting Standard Codification (“ASC”) 842 (when the counterparty obtains the right to control the use of an identified storage asset and substantially all of its economic benefits) or (ii) a customer contract under ASC 606 (when the Company retains control of the asset and provides energy, capacity and/or market participation services to the customer). As of September 30, 2025, two energy storage systems were operating commercially: one accounted for as an operating lease under ASC 842 and one accounted for as a customer contract under ASC 606.
Arrangements Accounted for under ASC 606
For the arrangement accounted for under ASC 606, the Company’s performance obligation includes a stand-ready obligation to provide capacity/dispatch availability and, in some cases, delivery of energy and ancillary services. Stand-ready capacity services represent a single series of distinct services satisfied over time. Fixed consideration is recognized on a straight-line basis over the contract term, as this pattern depicts the transfer of the stand-ready service. Variable consideration is recognized in the period the underlying energy is delivered.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Arrangements Accounted for under ASC 842
For the arrangement accounted for as a lease, fixed consideration is recognized as operating lease revenue on a straight-line basis over the lease term and variable lease payments are recognized in the period the underlying energy is delivered. The agreement is accounted for as a lease because the customer (the “lessee”) has the right to obtain substantially all of the economic benefits from the use of the energy storage system and has the right to direct its use throughout the agreement's term. The lease term is ten years from the commercial operation date, which was May 31, 2025. The Company has elected the practical expedient in ASC 842-10-15-42A not to separate nonlease components from the associated lease component. The significant nonlease component combined with the lease component consists of operation and maintenance services for the energy storage system.
Under the tolling agreement, the Company, as lessor, is entitled to receive monthly lease payments based on a contractual floor amount (the “Monthly Floor”), which is subject to reduction each month based on the availability and round-trip efficiency of the energy storage system (the “Effective Monthly Floor”). Lease income is recognized monthly based on a straight-line allocation of the Monthly Floor over the term of the contract, to the extent it represents fixed or in-substance fixed consideration. Any difference between the recognized lease income and the Effective Monthly Floor earned in a given period is recorded as an adjustment to lease income in that period.
At the end of each contract year, if cumulative lease payments received during the year are less than the sum of the twelve Effective Monthly Floors, the lessee is required to make a true-up payment for the shortfall. The Company is also entitled to variable lease payments equal to a specified percentage of the net market revenue generated by the lessee that exceeds the cumulative Effective Monthly Floors for that contract year.
The lease does not contain an option for the lessee to extend the term or purchase the asset. The agreement may be terminated early by either party under certain conditions, including for prolonged force majeure events, or by the non-defaulting party upon an event of default.
The aggregate remaining Monthly Floor payments as of September 30, 2025 presented in the table below do not reflect potential reductions due to performance-based adjustments that may occur throughout the contract term (amounts in thousands) (1):

2025	2026	2027	2028	2029	Thereafter	Total
$1,197	$4,788	$4,788	$4,788	$4,788	$22,914	$43,263
__________________
(1) The table reflects contractual Monthly Floor payments due under the lease agreement for each fiscal year. These amounts represent the stated floor amounts prior to any performance-based adjustments. Actual lease payments may be lower in any given period based on the lessee’s achievement of availability and round-trip efficiency thresholds. Additionally, the timing of cash receipts within a year may vary, as monthly payments are dependent on the lessee's net market revenue. Pursuant to the agreement, if cumulative lease payments for the contract year are less than the aggregate Effective Monthly Floors earned, the lessee is required to pay the shortfall to the Company in an annual true-up following the end of each contract year in May.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Debt - Fair Value Option
The Company accounted for a financing arrangement, as described in Note 9, Debt, under the fair value option election pursuant to ASC 825. ASC 825 provides for the fair value option election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Period-to-period changes in fair value are recognized in the condensed consolidated statements of operations and comprehensive loss. Direct issuance costs and fees related to debt measured at fair value are expensed as incurred in the condensed consolidated statements of operations and comprehensive loss and are not deferred.
Recent Accounting Standards Issued, But Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes. Upon adoption we will be required to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. We will also be required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The standard is effective for the 2025 annual period and can be applied either prospectively or retrospectively. We are currently evaluating this ASU would have on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information about specific costs and expense categories in the notes to the consolidated financial statements. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The standard should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating this ASU would have on our consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU addresses the complexity and cost associated with estimating expected credit losses for current accounts receivable and current contract assets that arise from revenue contracts under ASC 606. The main provision applicable to all entities is a new practical expedient which, if elected, permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those years. Early adoption is permitted. The guidance is to be applied prospectively upon adoption. We are currently evaluating the impact that electing the practical expedient in this ASU would have on our consolidated financial statements and related disclosures.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sale of energy storage products	$31,749	$811	$44,351	$11,494
Tolling and PPA revenue (1)	1,118	—	1,508	—
Operation and maintenance services	302	273	855	818
Software licensing	136	115	368	301
Intellectual property (“IP”) licensing	14	—	3,283	115
Total revenue	$33,319	$1,199	$50,365	$12,728
__________________
(1) Revenue from the arrangement accounted for as an operating lease was $0.7 million and $1.1 million for the three and nine months ended September 30, 2025.
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of September 30, 2025, the amount of the Company’s remaining performance obligations was $280.0 million. The Company expects to recognize approximately 70% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from September 30, 2025.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	September 30, 2025	December 31, 2024
Refundable contribution	$25,000	$25,000
Unbilled receivables	7,812	6,828
Less allowance for credit losses	(25,054)	(25,030)
Contract assets, net of allowance for credit losses	$7,758	$6,798

Contract liabilities	$63,599	$8,938
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
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three and nine months ended September 30, 2025, the Company recognized revenue of $0.1 million and $8.3 million, respectively, and for the three and nine months ended September 30, 2024, the Company recognized revenue of $40 thousand and $1.1 million, respectively, related to amounts that were included in the deferred revenue balance as of the beginning of each period.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s condensed consolidated balance sheets (amounts in thousands):

	September 30, 2025		December 31, 2024
	Current	Long-Term	Current (2)	Long-Term
Investment in equity securities	$—	$3,270	$—	$3,270
Convertible note receivable (1)	—	1,418	2,622	—
Other note receivable	—	—	311	—
	$—	$4,688	$2,933	$3,270
__________________
(1) The balance is shown net of allowance for credit losses. Refer to Note 5, Allowance for credit losses, for further information.
(2) Presented within prepaid and other current assets on the condensed consolidated balance sheet.
Investment in Equity Securities
In 2022 and 2023, the Company purchased equity securities in KORE Power, Inc. (“KORE”), a U.S. manufacturer of battery cells and modules. These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments for observable price changes in orderly transactions for the same or similar securities, with unrealized gains and losses recognized in earnings. The cost basis of the KORE equity securities is $15.0 million, and cumulative impairment recorded as of September 30, 2025 and December 31, 2024 was $11.7 million.
Convertible Note Receivable
In October 2021, the Company entered into a convertible promissory note purchase agreement with DG Fuels, LLC (“DG Fuels”) and purchased a promissory note with a principal balance of $1.0 million (“DG Fuels Tranche 1 Note”). In April 2022, the Company purchased an additional promissory note from DG Fuels with a principal balance of $2.0 million. (“DG Fuels Tranche 2 Note”) (collectively, the “Convertible Note Receivable”).
The maturity date of the Convertible Note Receivable was the earlier of (i) 30 days after a demand for payment is made by the Company at any time after the two year anniversary of the date of issuance of the note; (ii) the four year anniversary of the date of issuance of the note; (iii) five days following a Financial Close (“Financial Close” means a project finance style closing by DG Fuels or its subsidiary of debt and equity capital to finance the construction of that certain biofuel facility currently under development by DG Fuels), or (iv) upon an event of default determined at the discretion of the Company. The Convertible Note Receivable has an annual interest rate of 10.0%. Per the conversion terms, the Company can convert the principal balance and unpaid accrued interest into equity securities of DG Fuels at a 20% discount.
In June 2025, the maturity date for the Convertible Note Receivable was amended to the earlier of (i) 30 days after demand for payment is made by the Company at any time after June 1, 2027, (ii) five days following a Financial Close, or (iii) upon an event of default determined at the discretion of the Company.
As of September 30, 2025, the Company has a $1.9 million allowance for credit losses on its Convertible Note Receivable, inclusive of related accrued interest. In the second quarter of 2025, upon notification that DG Fuels was experiencing financial difficulties, management concluded that the note and accrued interest were partially impaired.
Other Note Receivable
Between October 2024 and June 2025, the Company loaned AUD 3.9 million (or approximately $2.7 million) to Stoney Creek BESS Pty Ltd (“Stoney Creek”) to fund their development costs for a battery energy storage system (“BESS”) to be located in Narrabri, New South Wales, Australia (“Stoney Creek BESS”). On March 17, 2025, the Company entered into a share purchase agreement to acquire all of the outstanding shares of Stoney Creek from Enervest Utility Pty Ltd (“Enervest”). The acquisition closed on August 5, 2025, at which time the outstanding note receivable from Stoney Creek was settled and applied against the purchase price. See Note 7, Property and Equipment, net, for additional information.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Nine Months Ended September 30, 2025
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Notes Receivable	Total
Allowance for credit losses, beginning of period	$1,211	$25,030	$5,997	$—	$32,238
Provision for (benefit from) credit losses	(15)	24	1,825	1,918	3,752
Allowance for credit losses, end of period	$1,196	$25,054	$7,822	$1,918	$35,990

	Nine Months Ended September 30, 2024
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Notes Receivable	Total
Allowance for credit losses, beginning of period	$69	$1,113	$1,332	$—	$2,514
Provision for credit losses	302	1,548	364	—	2,214
Write-offs	—	(256)	—	—	(256)
Allowance for credit losses, end of period	$371	$2,405	$1,696	$—	$4,472
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
The amortized cost basis for the Company’s customer financing receivable was $11.5 million as of September 30, 2025 and December 31, 2024. Effective December 31, 2024, the Company placed the customer financing receivable on non-accrual status and discontinued the accrual of interest income due to the customer’s first two installment payments being past-due.
During the nine months ended September 30, 2025, the Company recorded a $1.9 million allowance for credit losses on its Convertible Note Receivable and related accrued interest from DG Fuels. In the second quarter of 2025, upon notification that DG Fuels was experiencing financial difficulties, management concluded that the note and accrued interest were partially impaired. This activity is reflected within the column, notes receivable, in the preceding table for the nine months ended September 30, 2025.
NOTE 6. RELATED PARTY TRANSACTIONS
During the three and nine months ended September 30, 2025, the Company paid $0.1 million and $0.6 million respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company. During the three and nine months ended September 30, 2024, the Company paid $0.2 million and $0.8 million, respectively. At September 30, 2025, the Company had $44 thousand in payables due to this related party. At December 31, 2024, the Company had $0.1 million in payables due to this related party.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7. PROPERTY AND EQUIPMENT, NET
As of September 30, 2025 and December 31, 2024, property and equipment, net consisted of the following (amounts in thousands):

	September 30, 2025	December 31, 2024
Land	$302	$302
Buildings	774	774
Energy storage systems (1) (2)	50,196	—
Commercial demonstration unit (“CDU”) (3)	32,154	—
Machinery and equipment	11,944	11,584
Finance lease right-of-use assets – vehicles	199	185
Furniture and IT equipment	1,469	1,259
Leasehold improvements	126	71
Construction in progress	2,662	88,669
Total property and equipment	99,826	102,844
Less: accumulated depreciation and amortization	(6,354)	(3,351)
Property and equipment, net	$93,472	$99,493
__________________
(1) Consists of two energy storage systems with estimated useful lives of 10 and 20 years, respectively. One energy storage system is subject to an operating lease where the Company is the lessor. The Company has not estimated its salvage value as the Company intends to use the energy storage system for its entire useful life.
(2) The gross cost has been reduced by the estimated aggregate value of the statutory ITCs generated of $32.1 million.
(3) The CDU has an estimated useful life of five years and the gross cost has been reduced by the estimated value of the statutory ITC generated of $15.7 million.
During the nine months ended September 30, 2025, the Company placed into service its BESS in Snyder, Texas (“Cross Trails BESS”), its hybrid energy storage system in Calistoga, California (“CRC HESS”), and the CDU in Snyder, Texas.
The Company reclassified their carrying values, net of estimated ITCs, from construction in progress to energy storage systems and CDU in the preceding table.
On August 5, 2025, the Company acquired all of the outstanding shares of Stoney Creek pursuant to a Share Purchase Deed, dated March 17, 2025, to expand the Company’s portfolio of BESS projects in Australia. The acquisition provides the Company with project rights to a 125 MW/1,000 MWh BESS to be located in Narrabri, New South Wales, Australia.
The transaction was accounted for as an asset acquisition because the BESS development assets acquired do not constitute a business. In an asset acquisition, total consideration includes transaction costs, and is allocated to the acquired assets based on relative fair values. Because the Company effectively acquired a single asset group (BESS development assets), the total consideration was recorded to construction in progress within property and equipment, net. Total consideration was AUD 4.3 million (or approximately $2.9 million), comprised of (i) the settlement of the Company’s loan receivable and accrued interest due from Stoney Creek and (ii) transaction costs incurred to effect the acquisition.
Property and equipment depreciation and amortization expense was $1.2 million and $1.6 million for the three and nine months ended September 30, 2025, respectively, compared to $0.2 million and $0.6 million for the same periods in 2024. The increases reflect depreciation recognized after the Company placed its owned energy storage systems and the CDU into service during 2025.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 8. INTANGIBLE ASSETS, NET
Intangible assets are stated at amortized cost and consist of the following (amounts in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software to be sold	$7,302	$(1,015)	$6,287	$4,901	$(363)	$4,538
Once a software application is available for general release and is placed in service, the Company amortizes the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life for our external-use software development costs is five years. Amortization expense for the three and nine months ended September 30, 2025 was $0.3 million and $0.7 million, respectively, and amortization expense for the three and nine months ended September 30, 2024 was $0.1 million and $0.3 million, respectively.
Future amortization expense for intangible assets is estimated as follows (amounts in thousands):

Amount
Remainder of 2025	$276
2026	1,103
2027	1,103
2028	1,103
2029	741
Thereafter	175
Subtotal	4,501
Software projects in process	1,786
Total	$6,287

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 9. DEBT
A summary of the Company’s debt is as follows (amounts in thousands):

	September 30, 2025	December 31, 2024
CRC Senior Notes	$14,919	$—
Cross Trails Senior Note	17,806	—
Sale of future receipts	6,713	—
Convertible Debentures	30,000	—
Total outstanding principal	69,438	—
Unamortized discount and issuance costs	(8,366)	—
Fair value adjustment for Convertible Debentures	(900)	—
Debt, current portion	(28,610)	—
Long-term debt	$31,562	$—
Interest Expense
The line item, interest expense, on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, consists of the following (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$1,476	$40	$2,702	$79
Amortization of debt issuance costs	694	—	1,398	—
Amortization of debt discount	608	—	1,284	—
Interest expense on finance leases	3	3	8	10
Total	$2,781	$43	$5,392	$89
CRC Bridge Loan
On March 31, 2025, Calistoga Resiliency Center, LLC (“CRC”), a wholly-owned subsidiary of the Company, entered into a $27.8 million credit agreement (“CRC Bridge Loan”) with Jefferies Finance LLC, as administrative agent, collateral agent, and lender. The CRC Bridge Loan was intended to provide interim financing until long-term debt could be arranged. The CRC Bridge Loan carried a 9.5% annual interest rate and had a scheduled maturity date of April 23, 2025. After deducting closing fees, net proceeds totaled $26.8 million.
On April 4, 2025, the Company refinanced the full outstanding balance of the CRC Bridge Loan through the issuance of $27.8 million in CRC Senior Notes (as described below). The Company recognized a loss on early debt extinguishment of $1.4 million, which is included in the line item, other income (expense), net, in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Principal and interest are payable semi-annually, with installments due each February 28 and August 31. The first principal payment of $12.9 million was paid on August 31, 2025, with subsequent payments as set forth in the financing agreement. A final balloon payment of $7.0 million is due at maturity on April 4, 2032.
The Company may, at its option, redeem all or a portion of the CRC Senior Notes prior to maturity, subject to specified call protection provisions and any prepayment premiums set forth in the agreement. In the event of a change of control, the Company may be required to offer to repurchase the notes at a specified price.
Cross Trails Bridge Loan
On May 12, 2025, the Company entered into a secured bridge loan (“Cross Trails Bridge Loan”) with Crescent Cove Opportunity Lending, LLC (“Crescent Cove”) for $10.0 million, bearing interest at 24% per annum and with a maturity date of July 14, 2025. The loan was issued net of a 5% original issue discount and a structuring fee of $0.2 million, for net proceeds of $9.3 million. Total interest expense on the loan of $0.4 million was deducted from the loan proceeds. On July 14, 2025, the Company repaid $5.0 million of principal and simultaneously amended the loan to extend the maturity of the remaining $5.0 million to July 21, 2025. In connection with the extension, the Company paid a $0.2 million amendment fee. The remaining principal and additional interest for the extension were paid on July 18, 2025.
Cross Trails Senior Note
On July 23, 2025, Cross Trails Energy Storage Project, LLC (“Cross Trails”), a wholly-owned subsidiary of the Company (the “Cross Trails Borrower”), entered into a credit agreement (the “Cross Trails Senior Note”) with Wilmington Trust, National Association, as administrative agent and collateral agent, and Jefferies Capital Services, LLC, as initial lender.
The Cross Trails Senior Note provides for a senior secured term loan facility in an aggregate principal amount of approximately $17.8 million. After origination costs were deducted from the loan proceeds by the lender, net proceeds from the Cross Trails Senior Note were $17.6 million. The Cross Trails Senior Note is structured as a single-draw term loan, with the full amount funded on July 23, 2025. The borrowing bears interest, at the Company’s election, at (i) the alternate base rate (“ABR”) plus 5.00% or (ii) the term secured overnight financing rate (“SOFR”) plus 6.00%. Principal and interest are payable semi-annually, with installments due each February 28 and August 31, beginning on February 28, 2026. The Cross Trails Senior Note matures on July 23, 2032.
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
Sale of Future Receipts
On August 29, 2025, the Company, together with Energy Vault, Inc., its wholly-owned subsidiary (collectively with the Company, the “Sellers”) entered into an agreement of sale of future receipts (the “Cedar Arrangement”) with Cedar Advance LLC (“Cedar”). Cedar paid a purchase price of $5.0 million, from which $0.5 million of origination fees were deducted, resulting in net proceeds of $4.5 million. Under the agreement, the Sellers remit to Cedar $0.2 million per week, or approximately 27.0% of future receivables collections, until Cedar has received an aggregate amount equal to (i) $5.1 million if fully repaid within 30 days of funding, (ii) $5.2 million if fully repaid after 30 days but within 60 days of funding, or (iii) $6.3 million if not fully repaid within 60 days of funding.
The Company did not fully repay the Cedar Arrangement within 60 days of funding, therefore the applicable aggregate amount to be remitted to Cedar will be $6.3 million. Through September 30, 2025, the Company had remitted $0.5 million to Cedar, with $5.8 million remaining.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On September 2, 2025, the Sellers entered into an agreement of sale of future receipts (the “UFS Arrangement”) with UFS West LLC (“UFS”). UFS paid a purchase price of $1.0 million, from which $0.1 million of origination fees were deducted, resulting in net proceeds of $0.9 million. Under the agreement, the Sellers remit to UFS $35 thousand per week, or approximately 4.9% of future receivables collections, until UFS has received an aggregate amount equal to (i) $1.0 million if fully repaid within 30 days of funding, (ii) $1.0 million if fully repaid after 30 days but within 60 days of funding, or (iii) $1.3 million if not fully repaid within 60 days of funding.
The Company fully repaid the UFS Arrangement on November 4, 2025, which was within 60 days of funding, therefore the applicable aggregate amount remitted was $1.0 million. Through September 30, 2025, the Company had remitted $0.1 million to UFS, with $0.9 million remaining.
On September 4, 2025, the Sellers entered into an agreement of sale of future receipts (the “Reliance Arrangement”) with Reliance Financial FL LLC (“Reliance”). Reliance paid a purchase price of $1.5 million, from which $0.2 million of origination fees were deducted, resulting in net proceeds of $1.3 million. Under the agreement, the Sellers remit to Reliance $0.1 million per week, or approximately 1.0% of future receivables collections, until Reliance has received an aggregate amount equal to (i) $1.5 million if fully repaid within 30 days of funding, (ii) $1.6 million if fully repaid after 30 days but within 60 days of funding, or (iii) $1.9 million if not fully repaid within 60 days of funding.
The Company fully repaid the Reliance Arrangement on November 4, 2025, which was within 60 days of funding, therefore the applicable aggregate amount remitted was $1.6 million. Through September 30, 2025, the Company had remitted $0.2 million to Reliance, with $1.4 million remaining.
Convertible Debentures
On September 22, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company agreed to issue senior unsecured convertible debentures (the “Convertible Debentures”) in multiple tranches with an aggregate principal amount of up to $50.0 million. The initial tranche of $30.0 million was funded at closing and net proceeds were $29.1 million after deductions for an original issue discount and origination fees.
The Convertible Debentures were issued at 97% of par, bear interest at 7.0% per annum (18.0% upon an uncured event of default), and mature on March 22, 2027. Beginning on the 65th day after the applicable closing and monthly thereafter (each, a “Payment Date”), scheduled installments of principal and accrued interest are due as follows (per $10.0 million of original principal): $0.4 million on the first Payment Date, $0.6 million on each of the next 13 Payment Dates, $0.8 million on the next Payment Date, and $1.0 million at maturity.
For the initial tranche, the fixed conversion price is $4.50 per share. For each tranche, the fixed conversion price (the “Fixed Price”) is equal to 150% of the Bloomberg volume-weighted average price (“VWAP”) of the Company’s common stock on the trading day prior to that tranche’s closing.
On any Payment Date when the Company’s daily VWAP has equaled or exceeded 115% of the Fixed Price for each of the five prior trading days, no Company Redemption (cash installment) is due for that date (the principal remains outstanding). For each installment, the Company may (i) pay cash plus a payment premium equal to 7.0% of the principal portion paid (“Payment Premium”) (10.0% while an Amortization Event is in effect, as defined below), (ii) elect to allow the Investor to convert the unpaid installment at a price equal to the lower of (A) the Fixed Price or (B) 97% of the lowest daily VWAP during the four trading days immediately preceding the conversion date, but not below the Floor Price (equal to $0.60 per share for the initial tranche), or (iii) satisfy the installment through a combination of cash and conversion.
Investor conversions are subject to a beneficial ownership limit of 4.99% of the Company’s common stock and to a limit of 19.99% of the Company’s outstanding common stock as of closing unless stockholder approval to exceed such cap is obtained in accordance with the rules and regulations of the New York Stock Exchange (the “Exchange Cap”). An “Amortization Event” includes, among other things, (i) the Company’s common stock trading below the Floor Price for 5 of 7 consecutive trading days, (ii) issuance of more than 99% of the shares available under the Exchange Cap without stockholder approval, or (iii) beginning 60 days after issuance, the resale registration statement being unusable for 10 consecutive trading days. While an Amortization Event is in effect, the monthly installment must be paid in cash, the applicable payment premium is 10.0%, and the installment amount may increase to the greater of the scheduled amount and 20.0% of then-outstanding principal.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Outside the monthly payment schedule, the Company may optionally redeem the Convertible Debentures upon advance notice for cash when the VWAP is below the Fixed Price (with the applicable Payment Premium). Upon a change of control, the Company may redeem all outstanding Convertible Debentures at 110% of principal.
In connection with the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to file a registration statement covering the resale of the Common Stock issuable upon conversion of the Convertible Debentures within 10 business days after closing and to use commercially reasonable efforts to obtain effectiveness within 60 days. The Purchase Agreement includes customary covenants and restrictions, including a prohibition on variable-rate transactions while amounts may be or are outstanding, limitations on additional indebtedness and liens subject to agreed exceptions (including specified project-level indebtedness for subsidiaries such as Calistoga and Cross Trails and certain refinancings), and limitations on the Company’s use of existing equity lines without Investor consent. The Company may utilize its at-the-market equity (“ATM”) program only if specified conditions are satisfied, applying 25.0% of gross ATM proceeds to reduce the Convertible Debentures principal on the back end of the schedule, and observing a cooling-off period of three trading days after an Investor market-price conversion; if the ATM is used in any calendar month, the next scheduled amortization payment will be convertible at the Investor’s election. Any subsidiary that directly receives Convertible Debenture proceeds must guarantee the Company’s obligations. The Investor agreed not to engage in short sales of the Company’s equity, but may sell shares corresponding to submitted conversions.
Subject to customary conditions (including no event of default), the Company may draw an additional $20.0 million within ten business days after the closing of a qualifying preferred equity investment and the effectiveness of a resale registration statement. Any such second tranche would be issued on substantially the same terms as the initial tranche, except that its Fixed Price would reset to 150% of the Bloomberg VWAP on the trading day prior to that tranche’s closing.
The Convertible Debentures and the shares of common stock issuable upon conversion thereof have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered and sold in a private placement in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. The Investor represented that it is an accredited investor.
The Company elected the fair value option afforded by ASC 825 with respect to the Convertible Debentures because it includes features that meet the definition of an embedded derivative. As such, the Company initially recognized the Convertible Debentures at its fair value of $29.1 million and will subsequently measure it at fair value with changes recorded in the condensed consolidated statements of operations and comprehensive loss.
Debt Maturity
The following table summarizes the cash maturities of the Company’s debt instruments as of September 30, 2025 (amounts in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
CRC Senior Notes	$—	$669	$917	$1,074	$1,261	$10,998	$14,919
Cross Trails Senior Note	—	2,821	2,941	1,541	1,967	8,536	17,806
Sale of future receipts	4,626	2,087	—	—	—	—	6,713
Convertible debentures	3,000	21,600	5,400	—	—	—	30,000
	$7,626	$27,177	$9,258	$2,615	$3,228	$19,534	$69,438
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
In July 2025, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $0.9 million through ten equal monthly payments, at an annual interest rate of 7.1%, commencing on July 15, 2025.
As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s insurance premium financings was $1.3 million and $0.7 million, respectively, and is included in the line item, accrued expenses, in the condensed consolidated balance sheets.
NOTE 10. PENSION
The components of net periodic pension benefit cost for the Company’s defined benefit pension plan was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employer service costs	$98	$76	$280	$225
Interest cost	19	25	55	72
Expected return on plan assets	(67)	(56)	(193)	(164)
Amortization of net prior service credit	10	9	30	27
Amortization of net loss	28	10	79	29
Net periodic benefit cost	$88	$64	$251	$189

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	September 30, 2025	December 31, 2024
Prepaid expenses and other current assets:
Prepaid expenses	$6,194	$3,423
Tax refund receivable	411	117
Investments, current	—	2,933
Other	11	55
Total	$6,616	$6,528

Other assets:
Interest receivable, net of allowance for credit losses of $0.5 million and — as of September 30, 2025 and December 31, 2024, respectively.	$500	$850
Other	201	306
Total	$701	$1,156

Accrued expenses:
Professional fees	$11,871	$8,373
Accrued purchases	12,455	8,165
Employee costs	5,670	4,019
Insurance premium financings	1,267	724
Taxes payable	3,577	2,351
Warranty liabilities	358	1,336
Other	510	—
Total	$35,708	$24,968

Other current liabilities:
Operating leases	$488	$461
Finance leases	41	38
Total	$529	$499

Other long-term liabilities:
Operating leases	$1,678	$785
Finance leases	84	81
Unearned lease revenue - tolling arrangements	86	—
Asset retirement obligation	1,008	11
Warrant liabilities	2	2
Warranty liabilities	258	55
Total	$3,116	$934
NOTE 12. FAIR VALUE MEASUREMENTS
Carrying amounts of certain financial instruments, including cash, cash equivalents, restricted cash, accounts payable, and accrued expenses approximate their fair value due to their relatively short maturities and market interest rates, if applicable.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
•Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (amounts in thousands):

		Fair Value at
	Fair Value Hierarchy	September 30, 2025	December 31, 2024
Assets (Liabilities):
Convertible Debentures (1)	Level 3	$(29,100)	$—
Warrant liabilities (2)	Level 3	(2)	(2)
__________________
(1) The Company has elected to measure the Convertible Debentures at fair value (see Note 9, Debt). The Company uses a Monte Carlo simulation to value the Convertible Debentures. The significant assumptions used in the model includes volatility of the Company’s common stock (65.0%), the Company’s debt discount rate based on a CCC rating (21.5%), and the expected life of the instrument. There was no change in the fair value of the Convertible Debentures between their issuance date of September 22, 2025 and September 30, 2025.
(2) The warrants are not publicly traded and the Company uses a Black-Scholes model to determine the fair value of the warrants.
The carrying amount and estimated fair value of the Company’s financial instruments not measured at fair value are as follows (amounts in thousands):

		September 30, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets (Liabilities):
Debt (1)	Level 3	$(31,072)	$(41,223)	$—	$—
__________________
(1) Includes short-term portion of long-term debt and excludes debt measured at fair value. The Company estimates the fair value using a discounted cash flow model which utilizes the Company’s incremental borrowing rate, which is estimated based on the Company’s assumptions.
NOTE 13. STOCKHOLDERS’ EQUITY
Hudson Equity Purchase Agreement
On March 31, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to approximately $25.0 million of newly issued shares (the “Maximum Commitment”) of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Equity Purchase Agreement, we paid Hudson a commitment fee of $0.2 million during the first quarter of 2025 and issued them 452,000 shares of common stock during the second quarter of 2025, valued at $0.4 million at the time of issuance, following the execution of the Hudson Equity Purchase Agreement (the “Commitment Shares”). The commitment fees were recorded within other income (expense), net in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
During the three and nine months ended September 30, 2025, the Company sold 3.9 million and 6.2 million shares of common stock, respectively, to Hudson for net proceeds of $5.7 million and $6.8 million, respectively.
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
As consideration for Helena’s commitment, the Company is obligated to issue commitment shares to Helena with an aggregate value of $0.2 million. The number of commitment fee shares is determined by dividing this value by the lowest one-day VWAP during the five trading days preceding the date of the agreement.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
NYSE Notification
On April 16, 2025, the Company was notified by the NYSE that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. On September 3, 2025, the Company received written notice from the NYSE stating that the Company regained compliance with the minimum continued listing criteria set forth in Section 802.01C of the NYSE Listed Company Manual, based upon an average share price for the trailing 30-consecutive trading days above $1.00.
Dorado Goose Warrants
On August 18, 2025, the Company completed the private issuance of an aggregate of 4.5 million warrants (the “Dorado Goose Warrants”) to purchase shares of the Company’s common stock to Dorado Goose, LLC in exchange for professional services. The Dorado Goose Warrants are exercisable until August 18, 2027 and permit cashless exercise. The exercise price for the warrants range from $1.50 per share to $3.00 per share, and the number of shares issuable upon exercise are subject to customary anti-dilution adjustments for stock splits, stock dividends, and similar events. Until exercised, the Dorado Goose Warrants do not entitle the holder to voting or other stockholder rights.
The issuance of the Dorado Goose Warrants and the shares issuable upon exercise of those warrants have not been registered under the Securities Act or under any state securities law. The Company believes that the transaction is exempt from registration under Section 4(a)(2) of the Securities Act, and customary legends were affixed to the Dorado Goose Warrants and will be affixed to any shares issued upon exercise of the Dorado Goose Warrants.
The Dorado Goose Warrants are accounted for under ASC 718 as an equity-classified award to a non-employee service provider. Because the award is equity-classified, it was measured at grant date fair value and is not remeasured subsequently. The full fair value of the Dorado Goose Warrants was recognized as expense in the condensed consolidated statement of operations within general and administrative expenses during the three and nine months ended September 30, 2025.
The grant date fair value of the award was $1.2 million and was estimated using a Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	2.0
Expected volatility	75.9%
Risk-free interest rate	3.7%
Expected dividend yield	—
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Stock Option Activity
Stock option activity for the nine months ended September 30, 2025 was as follows (amounts in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	6,429	$1.62	6.0	$4,248
Stock options granted	—	—	—	—
Stock options exercised	(59)	0.80	—	56
Stock options forfeited, canceled, or expired	—	—	—	—
Balance as of September 30, 2025	6,370	1.63	5.2	8,556

Options exercisable as of September 30, 2025	4,105	1.63	4.8	5,483
Options vested and expected to vest as of September 30, 2025	6,370	$1.63	5.2	$8,556
As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested option awards that are expected to vest was $1.9 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.3 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of September 30, 2025.
Restricted Stock Units
During the nine months ended September 30, 2025, pursuant to the 2022 Inducement Plan, the Company granted RSUs to employees that vest based on market-based conditions. These RSUs will vest and convert to common stock if the Company’s stock price reaches certain price targets for 20 days in any 30 day trading window. The fair value of the RSUs are recognized as expense over the requisite service period regardless of whether or not the RSUs ultimately vest and

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
convert to common stock. The fair value of these market-based RSUs were measured on their grant date, using a Monte Carlo simulation model based on the following range and weighted-average assumptions:

Expected term (in years)	4.0
Expected volatility	95% to 100%
Risk-free interest rate	3.7% to 3.9%
Expected dividend yield	—
RSU activity for the nine months ended September 30, 2025 was as follows (amounts in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2024	22,325	$2.83
RSUs granted	10,427	0.97
RSUs forfeited	(907)	2.70
RSUs vested	(8,081)	3.44
Nonvested balance as of September 30, 2025	23,764	$1.80
As of September 30, 2025, unrecognized stock-based compensation expense related to these RSUs was $27.3 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.5 years.
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 was as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$931	$1,794	$3,015	$5,291
Research and development	1,323	2,241	4,059	6,527
General and administrative	7,897	6,213	21,337	17,618
Total stock-based compensation expense	$10,151	$10,248	$28,411	$29,436

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 15. REORGANIZATION EXPENSES
Periodically, the Company implements cost savings measures and recognizes reorganization costs related to those measures. Reorganization expenses consist of personnel reduction costs.
During the three and nine months ended September 30, 2025, the Company recognized $— million and $1.2 million in reorganization costs. Currently, the Company does not expect to incur additional charges related to this cost reduction plan.
Total reorganization expenses for the three and nine months ended September 30, 2025 and 2024 are as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and marketing	$—	$—	$32	$288
Research and development	—	—	318	503
General and administrative	—	(23)	812	895
Total reorganization expenses	$—	$(23)	$1,162	$1,686
A reconciliation of the beginning and ending liability balances for reorganization expenses included in the line item, accrued expenses, on the condensed consolidated balance sheets is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning of period	$1,124	$1,709	$—	$—
Costs charged to expense	—	(23)	1,162	1,686
Costs paid or settled	(641)	(1,190)	(679)	(1,190)
Foreign currency translation adjustments	—	18	—	18
End of period	$483	$514	$483	$514
NOTE 16. SEGMENT REPORTING
As a single reportable segment entity, the Company’s chief operating decision maker (“CODM”) uses the profit measure of net loss to allocate resources and assess performance of our business by comparing actual results to historical results and previously forecasted financial information. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
See Note 3 for the Company’s revenue disaggregated by product line.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents revenue, significant segment expenses provided to the CODM, and net loss for our consolidated segment (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$33,319	$1,199	$50,365	$12,728
Cost of revenue	24,309	716	33,963	9,128
Gross profit	9,010	483	16,402	3,600
Non-personnel operating costs (1)	8,268	7,989	23,128	24,125
Salaries and wages (2)	7,956	7,246	25,497	24,350
Stock-based compensation	10,151	10,248	28,411	29,436
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue) (3)	298	251	1,076	825
Loss (gain) on impairment and sale of long-lived assets	—	(14)	—	551
Interest expense	2,781	43	5,392	89
Interest income	(204)	(1,439)	(831)	(5,011)
Provision for income taxes	5,535	—	7,991	—
Other segment items (4)	1,044	2,775	8,663	3,189
Net loss	$(26,819)	$(26,616)	$(82,925)	$(73,954)
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
(3) $1.2 million of depreciation and amortization expense recognized within cost of revenue for the three and nine months ended September 30, 2025.
(4) Represents certain other segment items that are not deemed significant segment expenses and primarily consists of provision for credit losses, reorganization expenses, and other income/expense items.
NOTE 17. INCOME TAXES
The Company recognized a tax provision of $5.5 million and $8.0 million for the three and nine months ended September 30, 2025, respectively, and did not recognize any tax provision for the three and nine months ended September 30, 2024.
The provision for income taxes for the three months ended September 30, 2025 is primarily related to the recording of a partial valuation allowance against ITCs generated during the period. The provision for income taxes for the nine months ended September 30, 2025 is primarily related to the recording of a partial valuation allowance against ITCs generated during the period and tax withholdings on foreign revenue.
The Company has recorded a full valuation allowance against substantially all of the Company’s deferred tax assets, except for the deferred tax assets associated with the ITCs that the Company intends to sell. The Company provides for a valuation allowance when it is more likely than not that some portion of, or all of the Company’s deferred tax assets will not be realized. Due to the Company’s history of losses, the Company determined that it is not more likely than not to realize its deferred tax assets, with the exception of deferred tax assets associated with the ITCs that the Company intends to sell.
On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), was enacted. The OBBBA contains a broad range of changes to U.S. federal income tax laws. These changes include, among others, permanently restoring an EBITDA-based business interest deduction limitation, permanently restoring 100% bonus depreciation for certain property, permanently restoring immediate expensing for certain domestic research and experimental expenditures, and changes with respect to ITCs. The effects of changes in tax laws are recognized in the condensed consolidated financial statements during the period of enactment. The effects of the OBBBA are not expected to have a material impact on the Company’s condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 18. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Energy Vault Holdings, Inc.	$(26,817)	$(26,593)	$(82,880)	$(73,920)
Weighted-average shares outstanding – basic and diluted	163,329	150,812	158,023	148,998
Net loss per share – basic and diluted attributable to Energy Vault Holdings, Inc.	$(0.16)	$(0.18)	$(0.52)	$(0.50)

There were no common share equivalents that were dilutive for the three and nine months ended September 30, 2025 and 2024. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three and Nine Months Ended September 30,
	2025	2024
Warrants (1)	9,667	5,167
Stock options	6,370	6,823
RSUs	23,764	23,308
Convertible Debentures	10,257	—
Total	50,058	35,298
__________________
(1) The increase in warrants represents the Dorado Goose Warrants issued on August 18, 2025. Refer to Note 13, Stockholders’ Equity, for further details.
In connection with the reverse recapitalization in 2022, eligible Energy Vault stockholders immediately prior to the closing of the transaction obtained a contingent right to receive 9.0 million shares of the Company’s common stock (“Earn-Out Shares”) upon the Company’s common stock quoted on the NYSE equaling or exceeding certain specified prices for any 20 trading days within a 30 consecutive day trading period (“Earn-Out Triggering Event”). 9.0 million of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of September 30, 2025 and 2024 as the Earn-Out Triggering Events for the underlying shares had not been satisfied. The contingent right for Earn-Out Shares expired on May 12, 2025.
NOTE 19. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of September 30, 2025 consisted primarily of obligations under operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancelable purchase obligations as of September 30, 2025 totaled approximately $4.0 million.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
As of September 30, 2025 and 2024, the Company accrued the below estimated warranty liabilities, respectively (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warranty liabilities, balance at beginning of period	$1,308	$2,784	$1,391	$1,818
Accruals for warranties issued	—	—	926	—
Change in estimates	(582)	—	(782)	1,532
Costs paid or settled	(110)	(215)	(919)	(781)
Warranty liabilities, balance at end of period	$616	$2,569	$616	$2,569
The key inputs and assumptions used in calculating the estimated warranty liabilities are reviewed by management each reporting period. The Company may make additional adjustments to the estimated warranty liability based on a comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in the estimated warranty liability, which may be material.
Letters of Credit and Bank Guarantees:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit or bank guarantees for its customers, for project performance, and for its vendors for payment guarantees. Such letters of credit or bank guarantees are generally issued by a bank or a similar financial institution. The letter of credit or bank guarantee commits the issuer to pay specified amounts to the holder of the letter of credit or bank guarantee under certain conditions. As of September 30, 2025, the Company had $14.7 million in outstanding letters of credit and $8.7 million in bank guarantees issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit or bank guarantees.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of September 30, 2025, the Company had $134.6 million in outstanding performance and payment bonds.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of September 30, 2025, the Company had $20.5 million in outstanding other bonds.
Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its wholly-owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell certain ITCs generated by the CRC HESS, the Cross Trails BESS, and the Snyder CDU. The Tax Credit Transfer commitment is subject to certain conditions set forth therein, and requires the Company to incur the remaining associated capital expenditures to complete the projects (via internal sources or external sources such as project financing). The third-party purchaser has agreed to purchase on or before December 15, 2025, all the eligible ITCs generated by these projects, in an amount to be finalized subject to final cost segregation reports, which management believes will be approximately $40.6 million, net of fees,

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
across all three projects. On July 18, 2025, the Company’s wholly-owned subsidiaries related to the Calistoga Resiliency Center entered into a Tax Credit Purchase Agreement with Vitol, Inc. for the sale of certain ITCs generated at the Calistoga Resiliency Center.
Asset Retirement Obligation
In connection with the acquisition or development of energy storage systems, the Company may have the legal requirement to remove long-lived assets constructed on leased property and to restore the leased property to its condition prior to the construction of the long-lived asset. This legal requirement is referred to as an asset retirement obligation (“ARO”). If the Company determines that an ARO is necessary for a specific energy storage system, the Company records the present value of the estimated future liability when the energy storage system is placed in service as an ARO liability. The Company accretes the ARO liability to its future value over the energy storage system’s useful life in the condensed consolidated statements of operations and comprehensive loss. The initial ARO is recorded as part of the carrying value of the related long-lived asset and depreciated over the energy storage system’s useful life. The CRC HESS is the only energy storage system currently subject to an ARO. The initial ARO for the CRC HESS was $1.0 million.
The Company measured the ARO for the CRC HESS at fair value (level 3) using an expected present value technique. This approach estimates the cash flows a market participant would require to perform the retirement activities and discounts those cash flows using a credit-adjusted risk-free rate (10.8% at initial recognition).
As of September 30, 2025, the carrying value of the Company’s ARO was $1.0 million. For the three and nine months ended September 30, 2025, the Company recognized accretion expense of $17 thousand.
NOTE 20. SUBSEQUENT EVENTS
Asset Vault Funding
On October 9, 2025, Energy Vault, Inc, a wholly-owned subsidiary of the Company, entered into a contribution and purchase agreement (the “Contribution Agreement”) with OIC Structured Equity Fund I, L.P., OIC Structured Equity Fund I AUS, L.P., and OIC Structured Equity Fund I GPFA, L.P., (collectively, “OIC”) and Asset Vault, LLC (“Asset Vault”), which at the time was a wholly-owned subsidiary of the Company, to establish a joint venture among the Company and OIC dedicated to developing, building, owning and operating energy storage assets globally. Pursuant to the Contribution Agreement, Asset Vault issued to OIC 300 million preferred units in Asset Vault (the “Series A Preferred Units”) in exchange for an initial cash contribution of $35.0 million and a commitment to make further cash contributions upon the satisfaction of certain conditions in an amount up to an aggregate of $300.0 million. Additionally, pursuant to the Contribution Agreement, in exchange for 1.2 billion common units of Asset Vault, Energy Vault contributed to Asset Vault:
•100% of the equity interests of Calistoga Resiliency Center Holdco, LLC;
•100% of the equity interests of Cross Trails Energy Storage Project Holdco, LLC;
•100% of the equity interests of Energy Vault Stoney Creek HoldCo Pty Ltd;
•100% of the equity interests of Energy Vault Stoney Creek Holdings Unit Trust;
•and 100% of any right, title, and interest in a certain future battery energy storage system following its acquisition by Energy Vault.
Energy Vault, Asset Vault, and OIC have made customary representations and warranties, and have agreed to customary covenants in the Contribution Agreement. The Contribution Agreement also provides for indemnification rights with respect to, among other things, breaches of representations, warranties or covenants by the parties.
The Series A Preferred Units in Asset Vault are non-voting, and do not have any consent, approval, or voting rights, except as set forth in the amended and restated limited liability company agreement of Asset Vault. The Series A Preferred Units are subject to mandatory redemption upon the consummation of a sale of Asset Vault. The redemption price of each Series A Preferred Unit equals the greater of (i) the cumulative capital contributions in respect of such Series A Preferred Unit plus the amount of accrued preferred distributions on such Series A Preferred Unit (including any such accrued distributions previously compounded as a “payment-in-kind” accrual) and (ii) the greater of (x) a 1.65x multiple on invested capital on the cumulative capital contributions in respect of such Series A Preferred Unit and (y) a 12% internal rate of return in respect of such Series A Preferred Unit.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pursuant to the Contribution Agreement, in connection with OIC’s initial contribution of $35.0 million with respect to its Series A Preferred Units, the Company issued to OIC an aggregate of 5.6 million warrants to purchase common stock of the Company at an exercise price of $4.24 per share (“OIC Warrants”). The OIC Warrants are entitled to a cashless exercise, are subject to a three-year holding period, and are exercisable until October 9, 2030.
In connection with future capital contributions to Asset Vault by OIC, the Company shall issue additional warrants to OIC at an exercise price equal to the product of (a) 1.25 and (b) the VWAP for the five trading days preceding such capital contribution. For capital contributions in excess of $35.0 million and up to $125.0 million in the aggregate, the number of warrant shares issued would equal the following rounded down to the nearest whole share: (a) 14.3 million shares of common stock multiplied by (b) the amount of such capital contribution divided by $90.0 million. For capital contributions in excess of $125.0 million in the aggregate (up to $300.0 million), the number of warrant shares issued would equal the following rounded down to the nearest whole share: (a) 19.9 million multiplied by (b) the amount of such capital contribution amount divided by $175.0 million.
The exercise price and the number of shares of the Company’s common stock issuable upon exercise of the OIC Warrants are subject to customary anti-dilution adjustments. So long as the OIC Warrants are unexercised, the OIC Warrants do not entitle the holder to any voting rights or any other shareholder rights. The issuance of the OIC Warrants and the shares issuable upon exercise have not been registered under the Securities Act, or under any state securities law. The Company believes that the transaction is exempt from registration under Section 4(a)(2) of the Securities Act, and customary legends were affixed to the OIC Warrants and will be affixed to any shares issued upon exercise of the OIC Warrants.
SOSA Acquisition
On October 23, 2025, the Company acquired 100% of the membership interests of SOSA Energy Center, LLC (“SOSA”) from Savion, LLC (“Savion”). SOSA has the rights to build a 150 MW/300 MWh BESS project located in Madison County, Texas and represents the first project formally acquired under the Company’s Asset Vault platform.
Under the membership interest purchase agreement, consideration is defined as a capacity-based purchase price equal to the project’s MWs (“Project Capacity”) at the commercial operate date (“COD”), multiplied by a fixed per-MW rate, subject to a cap that uses the greater of 150.54 MW or the ERCOT-allowed MW discharge limit. The agreement requires (i) a closing payment at signing of $4.7 million and (ii) a true-up within 30 days after the project’s COD based on Project Capacity as of COD. If the Project Capacity increases after COD, an additional payment is due within 30 days, subject to an aggregate 150 MW limit for that post-COD true-up. If the COD calculation is negative, no payment is due and no refund is owed.
Assuming project capacity of 150 MW at COD, the capacity-based purchase price would be $5.7 million if COD occurs after June 1, 2026 and $6.3 million if COD occurs on or before June 1, 2026. After applying the $4.7 million payment made at closing, the additional amount payable within 30 days after COD would therefore be approximately $1.0 million or $1.6 million, respectively. The ultimate amount will depend on Project Capacity at COD and COD timing.
Concurrently with the SOSA acquisition, the Company entered into equipment purchase agreements with Savion to acquire specific project equipment for aggregate fixed consideration of $3.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s condensed consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in the Annual Report for the year ended December 31, 2024 filed by us with the SEC on April 1, 2025. This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries.
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
The imposition of these tariffs materially affected our operations. Several third-party sales projects within our backlog and development pipeline experienced delays or cancellations due to the anticipated increase in costs associated with importing B-Vault products from China. On May 12, 2025, the U.S. and Chinese governments announced a temporary 90-day pause in certain reciprocal tariffs as a measure to de-escalate trade tensions and renew negotiations. This temporary suspension, which became effective May 14, 2025, temporarily lowered the cumulative tariff rate on certain products, including our B-Vault products, during this period. On August 12, 2025, the U.S. and China agreed to extend the temporary tariff suspension for another 90 days, postponing the scheduled jump in reciprocal tariffs. Under this extension, Chinese-origin goods remain subject to an approximately 30% tariff (versus the previously threatened approximately 145%), and U.S. goods remain subject to an approximate 10% tariff from China. Notwithstanding the extension, the agreement is time-limited and remains subject to numerous conditions. Importantly for our supply chain, the November 10, 2025 expiration date of this extension means that the previously elevated duty levels could resume unless a longer-term deal is reached.

However, there is no assurance that this de-escalation will continue beyond November 2025, or that a long-term agreement will be reached. The potential for tariffs to be fully reinstated following this period continues to represent a significant risk and creates substantial uncertainty in our supply-chain sourcing and pricing models.
Furthermore, on May 28, 2025, the U.S. Court of International Trade issued a ruling in litigation challenging the executive branch's authority to impose the March 4, 2025 tariffs under the IEEPA. While the court ruled against the government, the decision is currently under appeal and its ultimate outcome remains uncertain. The U.S. Supreme Court is scheduled to begin hearing oral arguments on November 5, 2025, with a ruling on the challenges potentially expected at the end of 2025. The legal and political ambiguity surrounding the status of these tariffs further complicates our ability to forecast costs and secure long-term sales contracts. Further, the Company continues to monitor these trade and legal developments closely, as their resolution could have a material impact on our financial results.
In addition to tariffs, in October 2025, the People’s Republic of China announced new export-control licensing requirements on certain lithium-ion battery cells, graphite anode materials, and high-performance battery manufacturing equipment, effective November 8, 2025. These controls are expected to further tighten the availability of battery components sourced from China and may increase lead times and costs for imports into the United States.
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
On April 16, 2025, the Company was notified by the NYSE that it was not in compliance with Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period. On September 3, 2025, the Company received written notice from the NYSE stating that the Company regained compliance with the minimum continued listing criteria set forth in Section 802.01C of the NYSE Listed Company Manual, based upon an average share price for the trailing 30-consecutive trading days above $1.00.
On May 31, 2025, the Cross Trails BESS, a 57 MW two-hour BESS, began commercial operations. The project marks the first fully executed asset under the Company’s “Own and Operate” growth strategy, which is supported by a 10-year tolling (offtake) agreement with Gridmatic, an AI-enabled power marketer.
On August 5, 2025, the Company completed the acquisition of Stoney Creek for total purchase consideration of AUD 4.3 million (or approximately $2.9 million), consisting of the settlement of the Company’s loan receivable and accrued interest due from Stoney Creek, plus transaction costs incurred for the acquisition. The acquisition was made to expand the Company’s portfolio of BESS projects in Australia. The acquisition provides the Company with project rights to a 125 MW/1,000 MWh BESS to be located in Narrabri, New South Wales, Australia.
On August 27, 2025, the CRC HESS, a 293 MWh microgrid system enables the isolated Calistoga, California community microgrid to maintain power during safety shutoffs began commercial operations, which is supported by a contract with The Pacific Gas and Electric Company.
On October 9, 2025, Energy Vault, Inc, a wholly-owned subsidiary of the Company, entered into a Contribution Agreement with OIC and Asset Vault, which at the time was a wholly-owned subsidiary of the Company, to establish a joint venture among the Company and OIC dedicated to developing, building, owning and operating energy storage assets globally. Pursuant to the Contribution Agreement, Asset Vault issued to OIC 300 million Series A preferred units in Asset Vault in exchange for an initial cash contribution of $35.0 million and a commitment to make further cash contributions upon the satisfaction of certain conditions in an amount up to an aggregate of $300.0 million. Additionally, pursuant to the Contribution Agreement, in exchange for 1.2 billion common units of Asset Vault, Energy Vault contributed to Asset Vault:
•100% of the equity interests of Calistoga Resiliency Center Holdco, LLC;
•100% of the equity interests of Cross Trails Energy Storage Project Holdco, LLC;
•100% of the equity interests of Energy Vault Stoney Creek HoldCo Pty Ltd;
•100% of the equity interests of Energy Vault Stoney Creek Holdings Unit Trust;
•and 100% of any right, title, and interest in a certain future battery energy storage system following its acquisition by Energy Vault.
Pursuant to the Contribution Agreement, in connection with OIC’s initial contribution of $35.0 million with respect to its Series A Preferred Units, the Company issued to OIC an aggregate of 5.6 million warrants to purchase common stock of the Company at an exercise price of $4.24 per share. OIC’s warrants are entitled to a cashless exercise, are subject to a three-year holding period, and are exercisable until October 9, 2030.
On October 23, 2025, the Company acquired 100% of the membership interests of SOSA from Savion. SOSA has the rights to build a 150 MW/300 MWh BESS project located in Madison County, Texas and represents the first project formally acquired under the Company’s Asset Vault platform.
Under the membership interest purchase agreement, consideration is defined as a capacity-based purchase price equal to the project’s MWs at the commercial operate date, multiplied by a fixed per-MW rate, subject to a cap that uses the greater of 150.54 MW or the ERCOT-allowed MW discharge limit. The agreement requires (i) a closing payment at signing of $4.7 million and (ii) a true-up within 30 days after the project’s COD based on Project Capacity as of COD. If the Project Capacity increases after COD, an additional payment is due within 30 days, subject to an aggregate 150 MW limit for that post-COD true-up. If the COD calculation is negative, no payment is due and no refund is owed.
Assuming project capacity of 150 MW at COD, the capacity-based purchase price would be $5.7 million if COD occurs after June 1, 2026 and $6.3 million if COD occurs on or before June 1, 2026. After applying the $4.7 million payment made at closing, the additional amount payable within 30 days after COD would therefore be approximately $1.0 million or $1.6 million, respectively. The ultimate amount will depend on Project Capacity at COD and COD timing.
Concurrently with the SOSA acquisition, the Company entered into equipment purchase agreements with Savion to acquire specific project equipment for aggregate fixed consideration of $3.4 million.
Key Operating Metrics
The following tables present our key operating metrics for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
New bookings	$286,405	$—	$538,078	$182,830
Cancellations	—	—	—	(182,238)
Net bookings	$286,405	$—	$538,078	$592

New bookings (in MWh)	—	—	1,019	400
Cancellations (in MWh)	—	—	—	(400)
Net bookings (in MWh)	—	—	1,019	—

	September 30, 2025	December 31, 2024
Developed Pipeline	$2,107,676	$2,085,908
Developed Pipeline (in MWh)	8,712	9,194
Backlog	$919,719	$433,886
Backlog (in MWh)	2,392	1,574
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
The Company enters into tolling and power purchase agreements under which counterparties may sell energy stored in the Company’s energy storage systems or request that the Company dispatch energy on their behalf. Each agreement is evaluated to determine whether it qualifies as a lease under ASC 842 or a customer contract under ASC 606. As of June 30, 2025, one system had commenced commercial operations and was classified as an operating lease under ASC 842. Fixed fees for operating leases under ASC 842 are recognized on a straight-line basis over the contract term, and variable fees are recognized in the period in which the related energy is delivered.
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

Cost of Revenue
Cost of revenue primarily consists of product costs, materials and supplies, depreciation and amortization, and costs associated with subcontractors, direct labor, and product warranties. Product costs include the cost of purchased equipment, as well as tariffs and shipping costs directly attributable to that equipment.
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
Provision for (Benefit from) Credit Losses
Provision for (benefit from) credit losses represents the expense (benefit) recognized to account for potential losses on accounts receivable, contract assets, and customer financing receivable due to customer defaults or credit deterioration. This provision reflects management’s estimate of expected credit losses based on historical trends and forward-looking assessments.
Depreciation, Amortization, and Accretion Expense (Excluding Amounts Included in Cost of Revenue)
Depreciation, amortization, and accretion expense consists of depreciation associated with property and equipment (excluding energy storage system depreciation which is included in cost of revenue), amortization of intangible assets, and accretion of an asset retirement obligation.
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
Results of Operations
Consolidated Comparison of Three and Nine Months Ended September 30, 2025 to September 30, 2024
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Revenue	$33,319	$1,199	$32,120	$50,365	$12,728	$37,637
Cost of revenue	24,309	716	23,593	33,963	9,128	24,835
Gross profit	9,010	483	8,527	16,402	3,600	12,802
Operating Expenses:
Sales and marketing	3,210	4,347	(1,137)	10,516	13,378	(2,862)
Research and development	3,362	5,704	(2,342)	11,260	19,621	(8,361)
General and administrative	19,803	15,409	4,394	56,422	46,598	9,824
Provision for (benefit from) credit losses	(80)	1,861	(1,941)	3,752	2,214	1,538
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	298	251	47	1,076	825	251
Loss (gain) on impairment and sale of long-lived assets	—	(14)	14	—	551	(551)
Total operating expenses	26,593	27,558	(965)	83,026	83,187	(161)
Loss from operations	(17,583)	(27,075)	9,492	(66,624)	(79,587)	12,963
Other income (expense):
Interest expense	(2,781)	(43)	(2,738)	(5,392)	(89)	(5,303)
Interest income	204	1,439	(1,235)	831	5,011	(4,180)
Other income (expense), net	(1,124)	(937)	(187)	(3,749)	711	(4,460)
Loss before income taxes	$(21,284)	$(26,616)	$5,332	$(74,934)	$(73,954)	$(980)
Revenue
The Company recognized revenue for the product and service categories as follows for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sale of energy storage products	$31,749	$811	$44,351	$11,494
Tolling revenue and PPA revenue	1,118	—	1,508	—
Operation and maintenance services	302	273	855	818
Software licensing	136	115	368	301
IP licensing	14	—	3,283	115
Total revenue	$33,319	$1,199	$50,365	$12,728
Revenue for the quarter ended September 30, 2025 was $33.3 million, an increase of $32.1 million from $1.2 million for the same period in 2024. The increase was driven by a $30.9 million increase in energy storage product sales, reflecting the ramp-up of the Company’s EPC projects in Australia in 2025. In addition, the Cross Trails BESS and CRC HESS commenced commercial operations in 2025, contributing $1.1 million of tolling and PPA revenue. In the comparable 2024 quarter, the Company’s EPC projects were either substantially complete or in early stages, resulting in minimal revenue.

Revenue for the nine months ended September 30, 2025 was $50.4 million, an increase of $37.6 million from $12.7 million in the same period in 2024. The increase reflects a $32.9 million increase in energy storage product sales due to the ramp-up of the Company’s EPC projects in Australia in 2025, a $3.2 million increase in IP licensing revenue following the B-Vault licensing agreement executed in the first quarter of 2025, and $1.5 million of tolling and PPA revenue from the Cross Trails BESS and CRC HESS, which both began commercial operations in 2025.
Revenue from two customers accounted for 70% and 23% of total revenue, respectively, for the three months ended September 30, 2025 and revenue from two customers accounted for 64% and 15% of total revenue, respectively, for the nine months ended September 30, 2025. Revenue from two customers accounted for 51% and 35% of total revenue, respectively, for the three months ended September 30, 2024 and revenue from two customers accounted for 59% and 38% of total revenue, respectively, for the nine months ended September 30, 2024.
Cost of Revenue
Cost of revenue for the quarter ended September 30, 2025 was $24.3 million, an increase of $23.6 million from $0.7 million for the same period in 2024. The increase was driven by higher EPC project costs as Australian EPC activity accelerated during the quarter and by the commencement of depreciation for the Cross Trails BESS and CRC HESS placed into service in 2025.
Cost of revenue for the nine months ended September 30, 2025 was $34.0 million, an increase of $24.8 million from $9.1 million for the same period in 2024. The increase was driven by higher EPC project costs as Australian EPC activity accelerated during the period and by the commencement of depreciation for the Cross Trails BESS and CRC HESS placed into service in 2025.
Gross Profit and Gross Profit Margin
Gross profit for the quarter ended September 30, 2025 was $9.0 million, an increase of $8.5 million from $0.5 million for the same period in 2024. The increase primarily reflects higher contributions from energy storage product sales and lower warranty expenses versus the prior-year period, including a favorable adjustment in the current quarter from a change in estimated warranty costs.
Gross profit for the nine months ended September 30, 2025 was $16.4 million, an increase of $12.8 million from $3.6 million for the same period in 2024. The increase primarily reflects higher contributions from energy storage product sales, higher-margin IP licensing revenue, and lower warranty expenses versus the prior-year period, including a favorable adjustment in the current period from a change in estimated warranty costs.
Gross profit margin decreased to 27.0% for the quarter ended September 30, 2025 from 40.3% in the same period in 2024, primarily reflecting a shift in mix to lower-margin energy storage product sales in the current quarter versus higher-margin service revenue in the prior-year period.
Gross profit margin increased to 32.6% for the nine months ended September 30, 2025 from 28.3% in the same period in 2024, primarily reflecting a higher mix of IP licensing revenue in 2025, which carries no associated cost of revenue, and lower warranty expenses versus the prior-year period, including a favorable adjustment in the current period from a change in estimated warranty costs.
Sales and Marketing Expenses
Sales and marketing expenses for the quarter ended September 30, 2025 were $3.2 million, a decrease of $1.1 million from $4.3 million for the same period in 2024. The decrease reflects cost-control measures and lower S&M headcount, which together reduced personnel-related expenses by $0.6 million, external marketing and public relation costs by $0.3 million, and consulting fees by $0.1 million.
Sales and marketing expenses for the nine months ended September 30, 2025 were $10.5 million, a decrease of $2.9 million from $13.4 million for the same period in 2024. The decrease reflects cost-control measures and lower S&M headcount, which together reduced personnel-related expenses by $1.4 million, consulting fees by $0.6 million, and external marketing and public relations costs by $0.6 million.
Research and Development Expenses
Research and development expenses for the quarter ended September 30, 2025 were $3.4 million, a decrease of $2.3 million from $5.7 million for the same period in 2024. The decrease reflects cost-control measures and lower R&D headcount, which reduced personnel-related expenses by $1.5 million and engineering and development costs by $0.5 million.
Research and development expenses for the nine months ended September 30, 2025 were $11.3 million, a decrease of $8.4 million from $19.6 million for the same period in 2024. The decrease reflects cost-control measures and lower R&D headcount, which reduced personnel-related expenses by $5.8 million, engineering and development costs by $1.4 million, and software costs by $0.5 million.
General and Administrative Expenses
General and administrative expenses for the quarter ended September 30, 2025 were $19.8 million, an increase of $4.4 million from $15.4 million for the same period in 2024. The increase reflects higher personnel-related costs of $2.7 million due to expanded G&A headcount, a $1.6 million increase in legal and professional fees primarily due to the Dorado Goose Warrants, and a $0.6 million increase in project development costs associated with the Company’s shift toward an own-and-operate business model. These increases were partially offset by a $0.4 million decrease in office-related costs.
General and administrative expenses for the nine months ended September 30, 2025 were $56.4 million, an increase of $9.8 million from $46.6 million for the same period in 2024. The increase reflects higher personnel-related costs of $6.8 million due to expanded G&A headcount, a $2.0 million increase in legal and professional fees, a $0.6 million increase in project development costs, and a $0.5 million increase in software costs.
Provision for (Benefit from) Credit Losses
Benefit from credit losses for the quarter ended September 30, 2025 was $0.1 million, an improvement of $1.9 million, compared to a provision for credit losses of $1.9 million for the same period in 2024. During the quarter ended September 30, 2024, the Company increased its allowance for credit losses related to the Company’s refundable contribution contract asset and customer financing receivable.
Provision for credit losses for the nine months ended September 30, 2025 was $3.8 million, an increase of $1.5 million from $2.2 million for the same period in 2024. The increase relates to the Company increasing its allowance for credit losses related to the customer financing receivable and the DG Fuels convertible note in the current year.
Depreciation, Amortization, and Accretion Expense (Excluding Amounts Included in Cost of Revenue)
Depreciation, amortization, and accretion expense (excluding amounts included in cost of revenue) was $0.3 million for both the quarter ended September 30, 2025 and September 30, 2024. Depreciation, amortization, and accretion expense (excluding amounts included in cost of revenue) for the nine months ended September 30, 2025 was $1.1 million, an increase of $0.3 million from $0.8 million for the same period in 2024.
Interest Expense
Interest expense for the quarter ended September 30, 2025 was $2.8 million, an increase of $2.7 million from $43 thousand for the same period in 2024. Interest expense for the nine months ended September 30, 2025 was $5.4 million, an increase of $5.3 million from $0.1 million for the same period in 2024.
The increase in interest expense for the three and nine months ended September 30, 2025 reflects the interest on debt financings obtained in 2025, whereas in the comparable 2024 periods the Company’s borrowings were limited to insurance premium financing arrangements with minimal interest costs.
Interest Income
Interest income for the quarter ended September 30, 2025 was $0.2 million, a decrease of $1.2 million from $1.4 million for the same period in 2024. Interest income for the nine months ended September 30, 2025 was $0.8 million, a decrease of $4.2 million from $5.0 million for the same period in 2024.
The decrease in interest income for three and nine months ended September 30, 2025 reflects lower average interest-bearing cash balances compared to the same periods in 2024.
Other Income (Expense), Net
Other expense, net for the quarter ended September 30, 2025 was $1.1 million, an increase of $0.2 million from $0.9 million for the same period in 2024. Other expense, net for the quarter ended September 30, 2025 primarily reflects $1.2 million in costs related to selling shares under the Hudson Equity Purchase Agreement and $0.4 million in foreign exchange losses, partially offset by a $0.4 million gain on the sale of R&D equipment. Other expense, net for the quarter ended September 30, 2024 primarily reflects a $0.8 million loss related to the change in the value of Company’s conversion option in DG Fuels and $0.2 million in foreign exchange losses.
Other expense, net for nine months ended September 30, 2025 was $3.7 million, a change of $4.5 million from other income, net of $0.7 million for the same period in 2024. Other expense, net for the nine months ended September 30, 2025 primarily reflects $2.1 million in costs related to selling shares under the Hudson Equity Purchase Agreement and a $1.4 million loss on early debt extinguishment, partially offset by a $0.4 million gain on the sale of R&D equipment. Other income, net for the nine months ended September 30, 2024 primarily reflects a $1.5 million gain recognized on the derecognition of a related-party contract liability, partially offset by a $0.8 million loss related to the change in the value of Company’s conversion option in DG Fuels and $0.3 million in foreign exchange losses.
Liquidity and Capital Resources
Sources of Liquidity
Since inception, Energy Vault has financed its net cash used in operating and investing activities primarily through the issuance and sale of equity, proceeds from the reverse recapitalization and private investment in public equity transaction completed in 2022, and debt financings.
As part of our ongoing business operations, the Company had a sales backlog of $919.7 million as of September 30, 2025. Management expects this backlog to contribute to the future funding of our business, supported by a robust developed pipeline, which we anticipate to convert into additional contracted backlog as new agreements are executed.
To support non-cash backed performance bonding and surety obligations required under project EPC agreements, the Company partners globally with Marsh to access bonding and surety instruments issued by top-rated insurance firms.
Energy Vault has historically incurred negative operating cash flows and operating losses and may continue to incur operating losses in the future. The Company may seek to raise additional capital through combinations of equity and/or debt financings, subject to prevailing market conditions. Issuance of equity securities could result in dilution to existing stockholders and may include rights, preferences, or privileges senior to those of the Company’s common stock. Separately, the Company has raised and expects to continue to raise preferred equity in connection with project-specific financing vehicles. These vehicles are expected to be non-dilutive to common stockholders and would be directly tied to individual project cash flows.
The Company has raised funds through unsecured debt financings and through debt financings secured by the energy storage systems we own. The Company’s debt ranks senior to the Company’s common equity. If the Company raises additional funds through the issuance of debt securities, such instruments could also rank senior to common equity and may include covenants or terms that impose significant restrictions on operations. Volatility in the credit markets and broader financial services sector could impact the availability and cost of both debt and equity financing in the future.
Management believes that its cash, cash equivalents, and restricted cash on hand as of the filing date of this Quarterly Report will be sufficient to fund our operating activities for at least the next twelve months without regard to any cash proceeds we may receive in the future upon the exercise of outstanding warrants.
Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its wholly-owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell certain ITCs generated by the Calistoga Resiliency Center hybrid energy storage system, the Cross Trails BESS, and the Snyder CDU. The Tax Credit Transfer commitment is subject to certain conditions set forth therein, and requires the Company to incur the remaining associated capital expenditures to complete the projects (via internal sources or external sources such as project financing). The third-party purchaser has agreed to purchase on or before December 15, 2025, all the eligible ITCs generated by these projects, in an amount to be finalized subject to final cost segregation reports, which management believes will be approximately $40.6 million, net of fees, across all three projects. On July 18, 2025, the Company’s wholly-owned subsidiaries related to the Calistoga Resiliency Center entered into a Tax Credit Purchase Agreement with Vitol, Inc. for the sale of certain ITCs generated at the Calistoga Resiliency Center.
At-the-Market Facility and Equity Purchase Agreements
On November 12, 2024, we entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC, as sales agent (the “Sales Agent”), pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $50.0 million through the Sales Agent under an “at-the-market” equity offering program. We may seek, from time to time, to raise additional capital either under the Sales Agreement or otherwise.
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
During the nine months ended September 30, 2025, the Company received proceeds of $6.8 million from the sale of common stock under the Hudson Equity Purchase Agreement.
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
The Company’s Convertible Debentures restrict the Company from selling shares under the Hudson and Helena Equity Purchase Agreements unless the Investor provides consent.
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
CRC Senior Notes
On April 4, 2025, CRC issued $27.8 million of senior notes with Eagle Point Credit as lender and Jefferies serving as agent for the transaction. The CRC Senior Notes were priced at 99.25% of par, resulting in net proceeds of $27.6 million.
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
Cross Trails Bridge Loan
On May 12, 2025, the Company entered into a secured bridge loan with Crescent Cove for $10.0 million, bearing interest at 24% per annum and with a maturity date of July 14, 2025. The loan was issued net of a 5% original issue discount and a structuring fee of $0.2 million, for net proceeds of $9.3 million. Total interest expense on the loan of $0.4 million was deducted from the loan proceeds. On July 14, 2025, the Company repaid $5.0 million of principal and simultaneously amended the loan to extend the maturity of the remaining $5.0 million to July 21, 2025. In connection with the extension, the Company paid a $0.2 million amendment fee. The remaining principal and additional interest for the extension were paid on July 18, 2025.
Cross Trails Senior Note
On July 23, 2025, Cross Trails, a wholly-owned subsidiary of the Company, entered into a credit agreement with Wilmington Trust, National Association, as administrative agent and collateral agent, and Jefferies Capital Services, LLC, as initial lender.
The Cross Trails Senior Note provides for a senior secured term loan facility in an aggregate principal amount of approximately $17.8 million. After origination costs were deducted from the loan proceeds by the lender, net proceeds from the Cross Trails Senior Note were $17.6 million The proceeds are intended to support the Cross Trails energy storage project, including payment of operating costs, funding of required reserve accounts, payment of fees and expenses related to the transaction, and certain distributions to the project sponsor or its designee at closing.
The Cross Trails Senior Note is structured as a single-draw term loan, with the full amount funded on July 23, 2025. The borrowing bears interest, at the Company’s election, at (i) the ABR plus 5.00% or (ii) the term SOFR plus 6.00%. Principal and interest are payable semi-annually, with installments due each February 28 and August 31, beginning on February 28, 2026. The Cross Trails Senior Note matures on July 23, 2032.
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
Sale of Future Receipts
On August 29, 2025, the Company, together with Energy Vault, Inc., its wholly-owned subsidiary entered into an agreement of sale of future receipts with Cedar. Cedar paid a purchase price of $5.0 million, from which $0.5 million of origination fees were deducted, resulting in net proceeds of $4.5 million. Under the agreement, the Sellers remit to Cedar $0.2 million per week, or approximately 27.0% of future receivables collections, until Cedar has received an aggregate amount equal to (i) $5.1 million if fully repaid within 30 days of funding, (ii) $5.2 million if fully repaid after 30 days but within 60 days of funding, or (iii) $6.3 million if not fully repaid within 60 days of funding.
The Company did not fully repay the Cedar Arrangement within 60 days of funding, therefore the applicable aggregate amount to be remitted to Cedar will be $6.3 million. Through September 30, 2025, the Company had remitted $0.5 million to Cedar, with $5.8 million remaining.
On September 2, 2025, the Sellers entered into an agreement of sale of future receipts with UFS. UFS paid a purchase price of $1.0 million, from which $0.1 million of origination fees were deducted, resulting in net proceeds of $0.9 million. Under the agreement, the Sellers remit to UFS $35 thousand per week, or approximately 4.9% of future receivables collections, until UFS has received an aggregate amount equal to (i) $1.0 million if fully repaid within 30 days of funding, (ii) $1.0 million if fully repaid after 30 days but within 60 days of funding, or (iii) $1.3 million if not fully repaid within 60 days of funding.
The Company fully repaid the UFS Arrangement on November 4, 2025, which was within 60 days of funding, therefore the applicable aggregate amount remitted was $1.0 million. Through September 30, 2025, the Company had remitted $0.1 million to UFS, with $0.9 million remaining.
On September 4, 2025, the Sellers entered into an agreement of sale of future receipts with Reliance. Reliance paid a purchase price of $1.5 million, from which $0.2 million of origination fees were deducted, resulting in net proceeds of $1.3 million. Under the agreement, the Sellers remit to Reliance $0.1 million per week, or approximately 1.0% of future receivables collections, until Reliance has received an aggregate amount equal to (i) $1.5 million if fully repaid within 30 days of funding, (ii) $1.6 million if fully repaid after 30 days but within 60 days of funding, or (iii) $1.9 million if not fully repaid within 60 days of funding.
The Company fully repaid the Reliance Arrangement on November 4, 2025, which was within 60 days of funding, therefore the applicable aggregate amount remitted was $1.6 million. Through September 30, 2025, the Company had remitted $0.2 million to Reliance, with $1.4 million remaining.
Convertible Debentures
On September 22, 2025, the Company entered into a Purchase Agreement with an Investor pursuant to which the Company agreed to issue senior unsecured Convertible Debentures in multiple tranches with an aggregate principal amount of up to $50.0 million. The initial tranche of $30.0 million was funded at closing and net proceeds were $29.1 million after deductions for an original issue discount and origination fees. The proceeds are to be used for general corporate working capital and to support storage project development, construction, and related growth initiatives.
The Convertible Debentures were issued at 97% of par, bear interest at 7.0% per annum (18.0% upon an uncured event of default), and mature on March 22, 2027. Beginning on the 65th day after the applicable closing and monthly thereafter, scheduled installments of principal and accrued interest are due as follows (per $10.0 million of original principal): $0.4 million on the first Payment Date, $0.6 million on each of the next 13 Payment Dates, $0.8 million on the next Payment Date, and $1.0 million at maturity.
For the initial tranche, the fixed conversion price is $4.50 per share. For each tranche, the fixed conversion price (the “Fixed Price”) is equal to 150% of the Bloomberg VWAP of the Company’s common stock on the trading day prior to that tranche’s closing.
On any Payment Date when the Company’s daily VWAP has equaled or exceeded 115% of the Fixed Price for each of the five prior trading days, no Company Redemption (cash installment) is due for that date (the principal remains outstanding). For each installment, the Company may (i) pay cash plus a payment premium equal to 7.0% of the principal portion paid (“Payment Premium”) (10.0% while an Amortization Event is in effect), (ii) elect to allow the Investor to convert the unpaid installment at a price equal to the lower of (A) the Fixed Price or (B) 97% of the lowest daily VWAP during the four trading days immediately preceding the conversion date, but not below the Floor Price (equal to $0.60 per share for the initial tranche), or (iii) satisfy the installment through a combination of cash and conversion.
While an Amortization Event is in effect, the monthly installment must be paid in cash, the applicable payment premium is 10.0%, and the installment amount may increase to the greater of the scheduled amount and 20.0% of then-outstanding principal.
Outside the monthly payment schedule, the Company may optionally redeem the Convertible Debentures upon advance notice for cash when the VWAP is below the Fixed Price (with the applicable Payment Premium). Upon a change of control, the Company may redeem all outstanding Convertible Debentures at 110% of principal.
The Purchase Agreement includes customary covenants and restrictions, including a prohibition on variable-rate transactions while amounts may be or are outstanding, limitations on additional indebtedness and liens subject to agreed exceptions (including specified project-level indebtedness for subsidiaries such as Calistoga and Cross Trails and certain refinancings), and limitations on the Company’s use of existing equity lines without Investor consent. The Company may utilize its ATM program only if specified conditions are satisfied, applying 25.0% of gross ATM proceeds to reduce the Convertible Debentures principal on the back end of the schedule, and observing a cooling-off period of three trading days after an Investor market-price conversion; if the ATM is used in any calendar month, the next scheduled amortization payment will be convertible at the Investor’s election. Any subsidiary that directly receives Convertible Debenture proceeds must guarantee the Company’s obligations. The Investor agreed not to engage in short sales of the Company’s equity, but may sell shares corresponding to submitted conversions.
Subject to customary conditions (including no event of default), the Company may draw an additional $20.0 million within ten business days after the closing of a qualifying preferred equity investment and the effectiveness of a resale registration statement. Any such second tranche would be issued on substantially the same terms as the initial tranche, except that its Fixed Price would reset to 150% of the Bloomberg VWAP on the trading day prior to that tranche’s closing.
Cash, Cash Equivalents, and Restricted Cash
Our cash equivalents are highly liquid investments purchased with an original or remaining maturities of three months or less.
The following table summarizes our cash, cash equivalents, and restricted cash balances as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$32,696	$27,091
Restricted cash	29,232	2,982
Total cash, cash equivalents, and restricted cash	$61,928	$30,073
Restricted cash primarily consists of cash deposits held in segregated accounts as collateral for certain debt financing requirements and for guarantees and bonds issued in connection with our customer projects.
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
The following table summarizes restricted cash balances (amounts in thousands):

	September 30, 2025		December 31, 2024
Restricted cash, current portion	$2,509		$990
Restricted cash, long-term portion	26,723		1,992
Total restricted cash	$29,232		$2,982

Restricted cash related to debt financing	$9,464		$—
Restricted cash related to customer projects	17,259		2,982
Other	2,509	—	—
Total restricted cash	$29,232		$2,982
Contractual Obligations
Our principal commitments as of September 30, 2025 consisted primarily of obligations under debt financing arrangements, operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancellable purchase obligations as of September 30, 2025 totaled approximately $4.0 million.
The following table summarizes the cash maturities of the Company’s debt instruments as of September 30, 2025 (amounts in thousands):

	2025	2026	2027	2028	2029	Thereafter
Debt obligations	$7,626	$27,177	$9,258	$2,615	$3,228	$19,534
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$921	$(21,040)
Net cash used in investing activities	(32,792)	(48,085)
Net cash provided by financing activities	63,429	565
Effects of exchange rate changes on cash	297	689
Net increase (decrease) in cash, cash equivalents, and restricted cash	$31,855	$(67,871)
Operating Activities
Cash provided by operating activities was $0.9 million for the nine months ended September 30, 2025, compared to cash used in operating activities of $21.0 million for the same period in 2024.
For the nine months ended September 30, 2025, cash provided by operating activities reflects a net loss of $82.9 million, adjusted for $46.3 million in non-cash charges, a $77.8 million increase in operating liabilities, and a $40.3 million increase in operating assets. Significant non-cash items include $28.4 million in stock-based compensation expense, $5.6 million related to the deferred tax asset valuation allowance, $3.8 million in provision for credit losses, $2.7 million in non-cash debt and financing costs, $2.3 million in depreciation, amortization, and accretion expense, $1.9 million in non-cash equity issuance costs related to the Hudson Equity Purchase Agreement, and $1.4 million in loss on debt extinguishment. The increase in operating liabilities was driven by a $53.6 million increase in contract liabilities and a $24.6 million increase in accounts payable and accrued expenses. The increase in contract liabilities relate to advance customer payments for ongoing projects. The increase in operating assets was driven by an $40.4 million increase in advances to suppliers, a $6.7 million increase in inventory, a $3.0 million increase in prepaid and other current assets, and a $1.8 million increase in other assets, partially offset by a $12.4 million decrease in accounts receivable.
Cash provided by operating activities for the nine months ended September 30, 2025, improved compared with the same period in 2024, primarily reflecting higher upfront customer collections and favorable timing of payments for accounts payable and accrued expenses, partially offset by increased advances to suppliers.
Investing Activities
Cash used in investing activities was $32.8 million for the nine months ended September 30, 2025, compared to $48.1 million, for the same period in 2024.

Cash used in investing activities for the nine months ended September 30, 2025 consisted of $30.7 million for the purchase of property and equipment, primarily for the construction of the CDU, Cross Trails BESS, and the Calistoga HESS and $2.1 million of loans extended to Stoney Creek prior to its acquisition.
The decrease in cash used in investing activities for the nine months ended September 30, 2025, compared to the same period in 2024, was driven by lower property and equipment expenditures.
Financing Activities
Cash provided by financing activities was $63.4 million for the nine months ended September 30, 2025, compared to $0.6 million for the nine months ended September 30, 2024.
Cash provided by financing activities for the nine months ended September 30, 2025 was primarily attributable to proceeds of $117.2 million from debt financings, $6.8 million from the issuance of shares, and $2.6 million from insurance premium financing arrangements, partially offset by $51.5 million of debt repayments, $9.6 million of debt issuance costs, and $2.1 million of insurance premium financing repayments.
The increase in cash provided by financing activities for the nine months ended September 30, 2025, compared to the same period in 2024, was driven by proceeds from debt financings and the issuance of shares, neither of which occurred in the prior year, partially offset by debt repayments and payments for debt issuance costs.
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
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
S&M expenses (GAAP)	$3,210	$4,347	$10,516	$13,378
Non-GAAP adjustments:
Stock-based compensation expense	931	1,794	3,015	5,291
Reorganization expenses	—	—	32	288
Adjusted S&M expenses (non-GAAP)	$2,279	$2,553	$7,469	$7,799
The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
R&D expenses (GAAP)	$3,362	$5,704	$11,260	$19,621
Non-GAAP adjustments:
Stock-based compensation expense	1,323	2,241	4,059	6,527
Reorganization expenses	—	—	318	503
Adjusted R&D expenses (non-GAAP)	$2,039	$3,463	$6,883	$12,591

The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
G&A expenses (GAAP)	$19,803	$15,409	$56,422	$46,598
Non-GAAP adjustments:
Stock-based compensation expense	7,897	6,213	21,337	17,618
Reorganization expenses	—	(23)	812	895
Adjusted G&A expenses (non-GAAP)	$11,906	$9,219	$34,273	$28,085
The following table provides a reconciliation from GAAP operating expenses to non-GAAP operating expenses (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses (GAAP)	$26,593	$27,558	$83,026	$83,187
Non-GAAP adjustments:
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	298	251	1,076	825
Stock-based compensation expense	10,151	10,248	28,411	29,436
Reorganization expenses	—	(23)	1,162	1,686
Provision for (benefit from) credit losses	(80)	1,861	3,752	2,214
Loss (gain) on impairment and sale of long-lived assets	—	(14)	—	551
Adjusted operating expenses (non-GAAP)	$16,224	$15,235	$48,625	$48,475
The following table provides a reconciliation from net loss attributable to Energy Vault Holdings, Inc. to non-GAAP adjusted net loss, (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(26,817)	$(26,593)	$(82,880)	$(73,920)
Non-GAAP adjustments:			—
Stock-based compensation expense	10,151	10,248	28,411	29,436
Reorganization expenses	—	(23)	1,162	1,686
Provision for (benefit from) credit losses	(80)	1,861	3,752	2,214
Loss on debt extinguishment	—	—	1,412	—
Expenses related to equity purchase agreement	1,166	—	2,072	—
Foreign exchange losses	383	194	732	301
Gain on sale of R&D equipment	(426)	—	(426)	—
Loss (gain) on impairment and sale of long-lived assets	—	(14)	—	551
Gain on derecognition of contract liability	—	—	—	(1,500)
Adjusted net loss (non-GAAP)	$(15,623)	$(14,327)	$(45,765)	$(41,232)

The following table provides a reconciliation from net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(26,817)	$(26,593)	$(82,880)	$(73,920)
Non-GAAP adjustments:
Interest expense	2,781	43	5,392	89
Interest income	(204)	(1,439)	(831)	(5,011)
Provision for income taxes	5,535	—	7,991	—
Depreciation, amortization, and accretion	1,485	251	2,263	825
Stock-based compensation expense	10,151	10,248	28,411	29,436
Reorganization expenses	—	(23)	1,162	1,686
Provision for (benefit from) credit losses	(80)	1,861	3,752	2,214
Loss on debt extinguishment	—	—	1,412	—
Expenses related to equity purchase agreement	1,166	—	2,072	—
Foreign exchange losses	383	194	732	301
Gain on sale of R&D equipment	(426)	—	(426)	—
Loss (gain) on impairment and sale of long-lived assets	—	(14)	—	551
Change in fair value of derivative asset - conversion option	—	820	—	820
Gain on derecognition of contract liability	—	—	—	(1,500)
Adjusted EBITDA (non-GAAP)	$(6,026)	$(14,652)	$(30,950)	$(44,509)
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
•although depreciation, amortization, and accretion are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and our adjusted EBITDA measure does not reflect any cash requirements for such replacements;
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have not been any material changes to our risk factors as previously disclosed in Part I, Item 1A of our 2024 Annual Report on Form 10-K filed with the SEC on April 1, 2025. You should carefully consider the risks set forth in Part 1, Item 1A, Risk Factors, of the Company’s 2024 Annual Report, and all other information included in this Quarterly Report before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than as previously described in Current Reports on Form 8-K, there were no unregistered sales of equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
4.1**†#	Warrant to Purchase Common Stock, issued to Dorado Goose LLC on August 18, 2025
4.2**†#	Convertible Debenture, dated September 22, 2025, between Energy Vault Holdings, Inc. and YA II PN, LTD.
4.3**†#	Form of Warrant to Purchase Common Stock, issued to OIC Structured Equity Fund I AUS, L.P, on October 9, 2025
4.4**†#	Form of Warrant to Purchase Common Stock, issued to OIC Structured Equity Fund I GPFA, L.P, on October 9, 2025
4.5**†#	Form of Warrant to Purchase Common Stock, issued to OIC Structured Equity Fund I, L.P, on October 9, 2025
10.1	Note Purchase Agreement, dated April 4, 2025, by and between Calistoga Resiliency Center, LLC and Eagle Point Credit Management, LLC	10-Q	001-39982	10.4	May 13, 2025
10.2	Equity Purchase Agreement, dated March 31, 2025, by and between Energy Vault Holdings, Inc. and Hudson Global Ventures, LLC	10-Q	001-39982	10.5	May 13, 2025
10.3	Form of Credit Agreement, dated May 12, 2025, by and between Energy Vault Holdings, Inc. and Crescent Cove Opportunity Lending, LLC	10-Q	001-39982	10.6	May 13, 2025
10.4	Equity Purchase Agreement, dated August 6, 2025, by and between Energy Vault Holdings, Inc. and Helena Global Investment Opportunities I LTD	10-Q	001-39982	10.4	August 8, 2025
10.5	Credit Agreement, dated as of July 23, 2025, by and among Cross Trails Energy Storage Project, LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, and each of the lenders party thereto	8-K	001-39982	10.1	July 28, 2025
10.6**†#	Standard Merchant Cash Advance Agreement, dated August 28, 2025, by and between Energy Vault Holdings, Inc., Energy Vault Inc., and Cedar Advance LLC.
10.7**†#	Securities Purchase Agreement, dated September 22, 2025, between Energy Vault Holdings, Inc. and YA II PN, LTD.
10.8**†#	Registration Rights Agreement, dated September 22, 2025, between Energy Vault Holdings, Inc. and YA II PN, LTD.
10.9**†#	Tax Credit Purchase Agreement, dated July 18, 2025, by and between Calistoga Resiliency Center, LLC, Calistoga Resiliency Center HoldCo, and Vitol Inc.

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
10.10**†#	Amended and Restated Limited Liability Company Agreement of Asset Vault, LLC, dated October 9, 2025
10.11**†#
Contribution and Purchase Agreement, by and among Energy Vault, Inc., OIC Structure Equity Fund I, L.P., OIC Structured Equity Fund I AUS, L.P., OIC Structured Equity Fund I GPFA, L.P. and Asset Vault, LLC

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
†    Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
#     Pursuant to Item 601(b)(10)(iv) of Regulation S-K promulgated by the Securities and Exchange Commission, certain portions of this exhibit have been redacted because the Company customarily and actually treats such omitted information as private or confidential and because such omitted information is not material.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Energy Vault Holdings, Inc.

Date: November 10, 2025	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)