Form 10-K
period 2025-12-31
Energy Vault Holdings, Inc.
filed 2026-03-18
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment on the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price of $0.72 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $67.6 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 5% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 172,975,047 shares of common stock, par value $0.0001 per share, outstanding as of March 13, 2026.

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
•changes in tax laws and government regulations and the impact of those changes on us, including as a result of the One Big Beautiful Bill Act and its changes to the Internal Revenue Code of 1986, as amended and the clean-energy tax credits established under the Inflation Reduction Act of 2022;
•investment in development projects that may not achieve commercial operations in our predicted timeframe or at all;
•our efforts to diversify our supply chain to lessen the impact of tariffs;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•our future capital requirements and sources and uses of cash;
•the international nature of our operations and the impact of war or other hostilities on our business and global markets;
•our ability to obtain funding for our operations and future growth; and
•our business, expansion plans and opportunities, including our expansion into owned and operated projects.
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

PART I
ITEM 1. BUSINESS
Organization
Energy Vault Holdings, Inc. (together with its subsidiaries, “Energy Vault” or the “Company”) is a Delaware corporation. On February 11, 2022, we completed a business combination with Energy Vault, Inc. (the “Merger”) and, in connection with the closing, changed our name from Novus Capital Corporation II to Energy Vault Holdings, Inc.
Mission
Our mission is to build, own, and energize the world’s critical energy infrastructure.
About Us
Energy Vault delivers a diversified portfolio of energy storage solutions to third parties, including proprietary gravity, battery, and green hydrogen-based technologies, supported by our technology-agnostic energy management software and integration capabilities. Beginning in 2024, we initiated a multi-year transition from primarily delivering projects through build-and-transfer arrangements and licensing models toward a more integrated model that includes selectively developing, owning, and operating energy storage assets, while continuing to provide technology, integration, software, and long-term services to customers. We believe this strategy is supported by our experience across multiple storage technologies, system integration and controls capabilities, and established global presence, as well as access to project-level capital through our Asset Vault platform.
Through this integrated model, we offer utilities, independent power producers, and large energy users solutions that may include standalone energy storage, integrated generation and storage configurations, and related power infrastructure. We manage projects across the lifecycle, from sourcing and development through permitting and interconnection, engineering and construction management, commissioning, and operations, and we provide software enabled monitoring, controls, and services intended to support asset availability, operational efficiency, and lifecycle performance.
Build, Own, and Operate Projects
In 2025, we advanced our “Own & Operate” strategy by placing our first two owned energy storage systems into commercial operation. Through our Asset Vault platform, launched in 2025 with a $300 million preferred equity commitment from Orion Infrastructure Capital and affiliated funds (collectively “OIC”), we are pursuing a targeted deployment of approximately 1.5 GW of energy storage capacity across the U.S., Australia, and Europe.
In May 2025, our Cross Trails Battery Energy Storage System (“Cross Trails”) in Snyder, Texas achieved commercial operation, marking the first asset placed in service under our Own & Operate strategy. The 57 MW / 114 MWh two-hour battery energy storage system (“BESS”) is supported by a 10-year offtake agreement with Gridmatic, an AI-enabled power marketer. The offtake agreement is the first physically settled revenue floor contract to be signed for a BESS in the Electric Reliability Council of Texas (“ERCOT”) region. Cross Trails serves as the first deployment of our second-generation B-VAULT AC product and is operated using our VaultOS Energy Management System.
The Calistoga Resiliency Center (“CRC”) is a hybrid microgrid energy storage facility located in Calistoga, California that integrates hydrogen fuel cells with lithium-ion batteries. We designed the CRC in cooperation with the City of Calistoga and Pacific Gas & Electric (“PG&E”) to provide reliable power with zero on-site emissions during public safety power shutoff (“PSPS”) events caused by elevated wildfire risks. CRC achieved commercial operation in September 2025 and is operated by the Company under a long-term energy services arrangement with PG&E as the utility partner and distribution system operator. The facility provides 8.5 MW of power at peak capacity with approximately 48 hours of duration, with water as the byproduct at the point of use. In July 2025, CRC received California Public Utilities Commission approval to pursue market-based participation in the California Independent System Operator (CAISO) energy and ancillary services markets, which is expected to provide additional revenue when the facility is not operating in island mode for resiliency events.
In Australia, we acquired the Stoney Creek Battery Energy Storage System (“Stoney Creek”) from Enervest Group. The acquisition was announced in March 2025 and completed in August 2025 following approval from the Australian Foreign Investment Review Board. Stoney Creek is a 125 MW / 1.0 GWh (8-hour) BESS project to be located in New South Wales (“NSW”), Australia, and is being developed under the framework of the NSW Electricity Infrastructure Roadmap, supported by a 14-year long-term energy service agreement with Australian Energy Market Operator (“AEMO”) Services.
In October 2025, we acquired SOSA Energy Center (“SOSA”), a 150 MW / 300 MWh BESS project to be located in Madison County, Texas (ERCOT North), representing the first project formally acquired under our Asset Vault platform.

Originally developed by Savion, a subsidiary of Shell plc, construction began in the fourth quarter of 2025 and commercial operation is expected in the second quarter of 2027.
In February 2026, we and our Australian development partner, Bridge Energy Pty Ltd, were awarded a 14-year Long-Term Energy Service Agreement by AusEnergy Services for the Ebor Battery Energy Storage System project in New South Wales, Australia. The 100 MW / 870 MWh project is expected to provide eight hours of dispatchable capacity and is expected to commence operations in 2028, subject to obtaining necessary contractual and regulatory approvals. We hold an exclusive option to acquire and construct the project, which will utilize our proprietary B-VAULT technology and EMS, and will be owned and operated under our Asset Vault platform.
We are actively discussing projects with public sector and private developers in many markets to continue to expand our owned project portfolio, including those in the U.S., Australia, and Europe.
Asset Vault Platform
In 2025, we launched Asset Vault, a majority-owned subsidiary dedicated to developing, building, owning, financing, and operating energy storage system projects. In support of this strategy, we entered into a preferred equity investment arrangement with OIC, providing a $300 million capital framework to fund the acquisition and development of a portfolio of energy storage assets. Asset Vault supports a vertically integrated model in which the Company can self-perform engineering, procurement, and construction activities (“EPC”) and provide long-term service arrangements, while also owning and operating assets to generate recurring cash flows, subject to project financing, permitting, interconnection, offtake execution, and other factors.
AI Compute Infrastructure and Modular Data Centers
We are evaluating opportunities to develop, build, own, and operate modular “powered shell” data center infrastructure designed to support high density compute workloads, including artificial intelligence applications. These modular data centers are intended to be deployed in standardized, scalable configurations and may be delivered as powered facilities with customer supplied compute equipment. We intend to commercialize these projects through long term contracted arrangements, which may include power purchase agreements or tolling style structures with data center operators and other compute focused customers. This initiative represents our entry into the AI infrastructure market and is expected to complement our Asset Vault platform through long term, contracted powered shell deployments.
We expect these projects to leverage our integration capabilities and digital operating platform and our energy storage hardware and software platforms and, where appropriate, to be paired with energy storage and other generation and resiliency configurations.
In connection with this initiative, we have entered into a strategic framework agreement with Crusoe to pursue modular data center projects, which we expect to enable phased deployments beginning in 2026. Under the framework, we expect to support the phased deployment of Crusoe Spark modular AI factory units at our technology center in Snyder, Texas. The initial program is scalable up to 25 MW of total load and is intended to support Crusoe Cloud customer demand, including managed inference services. We currently expect the initial deployment to be located at our Snyder, Texas site near Crusoe’s Abilene, Texas data center campus, although the timing and scope of any deployment will depend on final site design, customer contracting, interconnection and permitting, equipment availability, and project financing.
Our Energy Storage Solutions
We sell and license our energy storage solutions to third parties, in addition to selectively owning and operating energy storage systems that incorporate our energy storage equipment and software. Our diversified portfolio of energy storage solutions is designed to enhance grid stability and efficiency.
Once energy is stored in our solutions, it can be discharged to the grid in a controlled and reliable manner when needed. Our energy storage solutions are designed to accommodate a wide variety of power sources and support multiple use cases, including renewable integration, peak capacity support, ancillary services, and resiliency applications.
Our solutions include:
•B-VAULT: Our electrochemical BESS solution designed to meet short-duration energy storage needs, typically in the range of one to four hours, including both AC and DC-coupled configurations. B-VAULT is designed to utilize purpose-built battery and inverter systems with an architecture intended to lower costs, improve performance, and promote project safety, and is offered as a suite of fully integrated battery energy storage equipment designed for reliability, flexibility, and availability. In addition, in December 2025 we launched B-VAULT FlexGrid, a configuration designed for industrial, commercial, and small-utility applications in the 2–25 MW range.

•G-VAULT: Our proprietary gravity energy storage system (“GESS”) solutions are designed to address longer-duration energy storage needs and are generally intended to support multi-hour shifting applications. G-VAULT is a family of gravity energy storage products that use a mechanical process of lifting and lowering composite blocks or water to store and dispatch electrical energy and is designed as a long-life infrastructure asset. We have commercialized certain gravity energy storage technology and associated material science primarily through licensing arrangements and continue to evaluate partnership models for co-development and technology deployment. During 2025, the Company completed a commercial demonstration unit in Snyder, Texas, which is being used to showcase and demonstrate the Company’s gravity storage products to potential customers (the “Snyder CDU”). Also during 2025, the Company formed a joint venture with Skidmore, Owings & Merrill, an architecture and engineering firm, to design, research, develop, and commercialize gravity energy storage system technology for use in high-rise building towers.
•H-VAULT: Our hydrogen or hybrid energy storage system (“HESS”) solutions, including systems that integrate hydrogen fuel cells with battery storage, are designed to meet customer-specific resiliency and duration requirements. H-VAULT combines fast-response battery functionality with longer-duration capabilities enabled by hydrogen-fuel-cell configurations. For example, the CRC is a hybrid system integrating battery storage with hydrogen fuel cells designed to provide multi-day resiliency support during Public Safety Power Shutoff events.
•Software Solutions: Our proprietary, technology-agnostic software solutions are designed to monitor, control, and optimize energy storage and generation assets across multiple use cases. Our software solutions include:
◦VaultOS Energy Management System (“EMS”): EMS provides real-time monitoring, operational control, and optimized dispatch across an array of generation and short to ultra-long duration energy storage assets.
◦Vault-Bidder: Vault-Bidder uses artificial intelligence to leverage diverse, live data from directly monitored assets and external drivers to provide dispatch and revenue optimization. Vault-Bidder utilizes price forecasts to generate optimal bids for participating markets and can serve a diversity of use cases, including (but not limited to): island grids, stand-alone storage, and hybrid power plants.
◦Vault-Manager: Vault-Manager converts diverse, real-time data into clear asset performance visibility and insights, facilitating improved decision-making regarding maintenance, augmentation, and expansion. Advanced battery asset management capabilities offer comprehensive visibility into performance, reliability, maintenance, financial, and environmental key performance indicators at the portfolio, site, and asset levels.
Industry Overview
The utility scale energy storage industry continues to expand, driven by accelerating electricity demand, the ongoing global transition toward renewable generation, and heightened focus on grid reliability and resilience. In the United States, recent federal and reliability sector publications emphasize that load growth expectations have increased, with data centers and artificial intelligence workloads, electrification, and new large industrial and manufacturing facilities among the most cited drivers of incremental demand.
In parallel, the build out of renewable resources continues to increase the need for flexible capacity. Because wind and solar output can be intermittent and location dependent, grid-scale energy storage is increasingly deployed to balance supply and demand, support transmission constrained regions, provide ancillary services, and improve system resiliency. These dynamics are reflected in reporting by the U.S. Energy Information Administration on planned U.S. utility-scale capacity additions, which in recent years have largely been driven by solar photovoltaic and battery storage.
Software and controls remain increasingly important as storage penetration grows and market participation becomes more complex. As renewable generation and energy storage portfolios expand, owners and operators continue to seek software solutions that support dispatch decisions and enable optimization, enhance asset performance, and support participation across evolving wholesale market products and operational requirements.
Our ability to expand revenue depends on continued adoption of energy storage solutions and our ability to source, execute, and operate energy storage projects with attractive economics. Market growth continues to be supported by improving energy storage economics, including declining technology costs and continued standardization for battery storage technologies, and increased energy demand driven by data centers and the need for grid stabilization.
Government policies, regulations, and financial incentives also remain important drivers of energy storage deployment. In the United States, the Inflation Reduction Act of 2022 (“IRA”) related energy tax incentives continue to support investment in energy storage, including incentives applicable to standalone storage and potential bonus credits, including domestic content, for qualifying projects. To the extent that government incentives are reduced, eliminated, or permitted to expire, including as a result of the One Big Beautiful Bill Act (“OBBBA”) and its changes to the Internal Revenue Code of 1986, as amended (the “Code”) and the clean energy credits established under the IRA, or if eligibility requirements become more restrictive, customer demand and project economics could be adversely affected, including as a result of changes in governmental policy priorities.
These changes include, among others, permanently restoring an EBITDA-based business interest deduction limitation, permanently restoring 100% bonus depreciation for certain property, permanently restoring immediate expensing for certain domestic research and experimental expenditures, and changes with respect to incentives. The OBBBA also implemented new foreign entity of concern (“FEOC”)/prohibited foreign entity (“PFE”) restrictions that apply to all technology-neutral credits (Section 45Y and Section 48E of the Code) (the “Technology Neutral Credits”), the advanced manufacturing credit (Section 45X of the Code), and other related incentives. Such FEOC/PFE rules deny the availability of Tech Neutral Credits by, inter alia, imposing restrictions on ownership, debt, and effective control (including through the grant of rights through various agreements or licensing rights that are otherwise retained by such entities) in respect of certain PFEs, including, but not limited to, Chinese entities. Under these rules, project owners or component suppliers with disqualifying foreign-entity ties must satisfy new sourcing, ownership, and debt tests or potentially forfeit credit eligibility. Preliminary interim guidance has been released by the U.S. Department of Treasury and IRS that further clarified methods for calculating material assistance cost ratios and provided a safe harbor for purposes of determining a taxpayer’s material assistance from a “prohibited foreign entity.” The U.S. Department of Treasury and the IRS have indicated that more comprehensive guidance relating to these limitations is forthcoming which will be relevant to our business and operations. Legacy IRA credits under Sections 45 and 48 of the Code for projects with construction commenced by December 31, 2024, remain fully grandfathered and unaffected by the FEOC/PFE regime. It is possible that our stock ownership could change in the future such that we become a PFE. Final eligibility and compliance will depend on forthcoming U.S. Department of Treasury, IRS, and FERC (as defined below) guidance on domestic-content metrics, PFE ownership testing rules, PFE material-assistance certifications, and storage-specific interconnection standards. We continue to monitor these developments. Some of these changes could dampen demand for battery energy storage systems in the U.S., while other changes preserve robust support for standalone battery storage.
We believe we are well positioned to capitalize on these industry trends through our competitive pricing and scalability, the attributes of our energy storage solutions that span short duration and longer duration use cases, and our integrated capabilities across development, system design and integration, software, and long-term operations and maintenance, including under our Own & Operate strategy. Our strategy is intended to enable us to apply our technology and operating capabilities across both owned assets and customer projects, while continuing to utilize third party suppliers and other partners where appropriate. The OBBBA, which was enacted on July 4, 2025, contains a broad range of changes to U.S. federal income tax laws, including with respect to incentives enacted under the IRA.
Strategy, Strengths, and Differentiation
We leverage our differentiated technologies, integration capabilities, and software to provide economical solutions across short, long, and ultra-long-duration energy storage needs through (i) sales and licensing of our energy storage products and software and (ii) selective ownership and operation of energy storage assets. In 2025, we advanced our Own & Operate strategy through the launch of our Asset Vault platform.
We expect the energy storage market to be characterized by high growth and rapidly evolving use cases and requirements. Many market participants are primarily focused on solutions built around a single storage technology and/or rely on third-party platforms for software controls and optimization. By contrast, we have designed a technology-agnostic software platform intended to orchestrate and optimize the management of multiple energy storage and generation asset types across diverse applications. This approach is intended to broaden the use cases and duration scenarios that can be addressed by renewable generation and to support grid reliability use cases, including peak capacity, resiliency, and outage support.
Our strategy is supported by an integrated offering across development, system design and integration, software, and long-term operations and maintenance, including under our Own & Operate strategy. In 2025, we demonstrated execution across the project lifecycle after reaching the commercial operation milestone for Cross Trails and CRC.
Our range of solutions and commercial models is intended to provide customers and partners flexibility to address current needs while supporting future requirements as markets and regulations evolve. We also continued expanding our commercialization pathways in 2025, including acquisitions and development activity in Australia (Stoney Creek) and Texas (SOSA), and expansion through licensing our B-VAULT technology in India. For these reasons, we believe we are well positioned to compete successfully in the evolving market for energy storage solutions.
Own & Operate Asset Site Selection and Investment Criteria
We have developed investment criteria intended to support disciplined capital deployment into attractive energy storage projects on a discretionary basis, including through our Asset Vault platform. We evaluate a range of market, project, development, and economic factors, including jurisdiction-specific regulatory and policy considerations; market structure and monetization pathways (including contracted offtake, tolling, and merchant exposure); capacity and duration requirements; siting and constructability; permitting and environmental diligence; interconnection status and grid constraints; expected revenue stack (including energy, ancillary services, and capacity, where applicable); counterparty credit considerations; and the availability and monetization of government incentives, subsidies, and tax credits (including IRA-related credits and potential bonus credits). We also consider project delivery and operating factors such as EPC and supply chain execution risk, technology configuration, performance and degradation/augmentation assumptions, and long-term operations and maintenance requirements.
In addition to majority ownership opportunities, we may pursue minority equity investments alongside strategic partners when aligned with our return objectives, which is designed to allow us to participate in customer project economics while also providing traditional third-party project services, integration, software, and turnkey technology solutions.
Third-Party Project Delivery
For projects delivered to third-party customers, we primarily rely on two delivery models: (i) EPC delivery and (ii) engineered equipment (“EEQ”) delivery. Under an EPC model, we serve as the general contractor in which we rely on third-party EPC firms and subcontractors to perform construction activities, while our dedicated teams provide project management, engineering and integration oversight, and commissioning support. Under an EEQ model, we are responsible for delivery of the equipment within our scope of supply and for resolving issues within that scope, and we may also provide specialized technical and commissioning services for the project.
Business Model
As a result of our ability to deliver energy storage solutions to third parties and selectively own and operate energy storage assets, our business model includes:
•Sales and delivery of energy storage solutions to third-parties, including (i) constructing and delivering fully operational energy storage systems under an EPC model and (ii) delivering energy storage equipment under an EEQ model, which may also include related commissioning and technical support services.
•Development, ownership, and operation of energy storage assets intended to generate recurring cash flows through contracted arrangements and/or market participation.
•Minority equity investments in customer projects where we also provide EPC, EEQ, software, and/or long-term services, allowing us to participate in project economics while strengthening alignment with strategic customers.
•Software revenue, including licensing and subscription arrangements for asset management and use case applications.
•Service revenue, including long-term service arrangements that may include maintenance, monitoring, performance management, and other lifecycle services.
•Intellectual property revenue, including licenses and royalties associated with our energy storage technologies and related know-how.
Manufacturing and Customer Support
Our manufacturing, assembly, and construction model is designed to support scalable global execution and local deployment requirements. The components of our B-VAULT, and H-VAULT solutions are primarily sourced from third-party suppliers and can be procured from multiple sources worldwide. We typically procure batteries at the cell, module, or rack level and engage qualified contractors and integrators to assemble batteries and related balance-of-system components into outdoor enclosures and other modular equipment that are shipped to project sites for installation and commissioning. We also seek to mitigate supply chain constraints for certain components (including high-voltage equipment) through multi-sourcing and strategic supply arrangements.
The physical structure of our gravity energy storage solutions is based on our proprietary designs, with many components manufactured by suppliers to our specifications. Certain components are produced at supplier facilities, while others may be produced closer to, or at, the project site. Most electrical system components are generally off-the-shelf in nature and can be procured from multiple sources worldwide.
In EPC arrangements, construction at project sites typically involves establishing regional and country-level infrastructure to support local deployments through a contracting model, supported by our project management and engineering oversight. In 2025, we expanded regional support capabilities, including the establishment of a service and logistics center in central Switzerland to support deployments and after-sales service across the EMEA region.

We provide our customers with limited assurance warranties to ensure our products are free of defects. We also provide maintenance, customer support, and repair services for energy storage systems, including preventative maintenance and software upgrades, when customers enter into long-term service arrangements and software licensing agreements. Our long-term service offerings are designed to provide customers with flexible scope options that may include preventive and corrective maintenance, performance and availability support, and operational support over an asset’s lifecycle.
Supply Chain
We seek to maximize our involvement in key aspects of the global, domestic, regional, and local supply chains that support our solutions. Through our supply chain procurement and supplier qualification processes, we aim to provide customers with vetted sources of integrated components for their energy storage needs while maintaining flexibility and resiliency in sourcing. Given our technology-agnostic approach, we source equipment from a variety of global suppliers and seek to avoid undue reliance on any single supplier, geography, or component, although availability and pricing for certain components may be subject to market conditions. While we seek to diversify sourcing, certain components have historically been sourced from limited geographies. On February 9, 2026, we executed a definitive supply agreement with Peak Energy securing 1.5 gigawatt-hours of Peak Energy's U.S. manufactured sodium-ion battery systems.
The markets our suppliers serve are materially impacted by government legislation, regulation, and trade policy. We monitor enacted and proposed legislation in the countries and regions in which we operate and seek to structure our sourcing and project delivery strategies to optimize project economics and compliance. In the United States, IRA-related incentives, as amended by the OBBBA, continue to support investment in energy storage, including the Technology Neutral Credits applicable to energy storage technology the construction of which began after December 31, 2024 and potential bonus credits (including domestic content) for qualifying projects, and the IRS has issued additional guidance regarding the domestic content requirements and related safe harbors.
However, evolving Technology Neutral Credit eligibility requirements and restrictions related to FEOCs/PFEs may affect the availability of certain tax credits, including the Technology Neutral Credits, and may influence supply chain decisions for projects, including those seeking to monetize tax incentives.
We are also subject to changes in international trade regulations, import controls, taxes, tariffs, and quotas, including tariffs on steel, aluminum, and batteries, as well as other trade actions that may affect the cost and availability of certain components. Changes in U.S. tariff policy applicable to China-origin lithium-ion batteries and related components increased volatility in the cost and availability of certain inputs used in our solutions and contributed to delays or cancellations of certain third-party sales opportunities due to anticipated cost increases. In addition, certain export-control measures impacting battery-related materials and equipment could further affect lead times and supply availability. In response, we have evaluated alternative sourcing options, including suppliers with manufacturing capabilities outside of China, to mitigate tariff and trade-related impacts; however, we cannot assure that these mitigation efforts will be available on commercially reasonable terms. For additional discussion of risks relating to our supply chain and exposure to international pressures, see Part I, Item 1A. “Risk Factors.”
Marketing and Sales
We seek to position Energy Vault as a long-term strategic partner for customers and counterparties across the energy storage value chain, including utilities, independent power producers, developers, and commercial and industrial customers. Our marketing and sales approach is intended to support both (i) third-party project delivery and equipment sales and (ii) our Own & Operate strategy through Asset Vault, including engagement with capital partners and project counterparties.
Our marketing strategy includes the following:
•Brand Visibility, Awareness, and Education: Through branding, web marketing, and thought-leadership content, we engage a broad set of stakeholders and seek to build awareness of our technology, project delivery capabilities, and software solutions.
•Drive Demand: Our outreach strategy is designed to drive qualified lead generation and accelerate customer adoption through targeted marketing initiatives, including digital campaigns and industry engagement.
To achieve this, we employ the following:
•Integrated Marketing: We take a targeted approach to integrated marketing campaigns intended to maximize efficiency of spend while increasing visibility in key markets, generating qualified leads, and supporting commercial conversion.

•Lead Generation Model: Our campaigns are designed to drive customer engagement through multiple channels, including our website and digital outreach, as well as industry conferences, events, partner referrals, and other direct and indirect channels.
•Sales Model: Our sales model focuses on energy storage projects where customer objectives and use cases benefit from our integrated solution offerings, including system design and integration, software-enabled controls and optimization, and lifecycle service capabilities. We pursue opportunities across multiple customer segments and applications, including utility-scale deployments and configurations designed for commercial and industrial and small-utility applications.
•Geographic Focus: While we maintain global coverage, our geographic focus for our B-VAULT business includes North America, Europe, and Australia. We also continue to expand commercialization pathways through licensing and royalty arrangements in international markets, including India. Our geographic focus for our G-VAULT business remains centered around jurisdictions in which we have executed license and/or royalty arrangements and where project development pathways align with our commercialization strategy.
Target Customers
Our target customers include independent power producers and developers, utilities and municipal utilities, grid operators and other load-serving entities, government and public-sector organizations, and industrial and commercial organizations with significant electricity needs. Our solutions are designed to be technology-agnostic and configurable across a range of applications and durations, which we believe positions us to address a broad set of customer requirements as energy storage adoption continues to expand globally. In addition, under our Own & Operate strategy, we may contract with offtake counterparties and other market participants in connection with assets we own and operate.
Competition
We expect competition in the energy storage industry to remain intense and to continue evolving as deployments scale, use cases expand, and market participants respond to changing policy, trade, and supply chain conditions. Competitive dynamics in short-duration BESSs have been influenced by continued manufacturing scale, declining lithium-ion battery pack prices, and vertical integration, which can support deployment growth but also increase pricing pressure across the supply chain. For example, BloombergNEF reported in December 2025 that stationary storage battery pack prices declined materially in 2025, reflecting a rapidly changing cost environment for storage system providers.
We believe the principal competitive factors in the energy storage market include:
•Total project and lifecycle economics, including equipment and integration cost, operating cost, warranty terms, and expected performance over the project life;
•Safety, reliability, and quality, including compliance with applicable codes, standards, and permitting requirements;
•System performance and flexibility, including duration, efficiency, operating characteristics, and integration with renewable generation and the grid;
•Track record, bankability, and customer references, including demonstrated ability to deliver and operate projects at scale;
•Project execution capabilities, including engineering and integration expertise, commissioning, and schedule certainty;
•Supply chain resiliency and compliance, including supplier diversification, lead times, and the ability to meet evolving domestic content, trade, and import requirements;
•Software, controls, and optimization capabilities, including the ability to support participation across market products and operational requirements; and
•Lifecycle service capabilities, including long-term operations, maintenance, monitoring, and performance support.
For our third-party energy storage delivery business, our key competitors within the shorter duration BESS market include Tesla, Inc., Fluence Energy, Inc., FlexGen Power Systems, Inc., Sungrow Power Supply Co Ltd., and other integrators and OEMs, as well as battery manufacturers and suppliers that may compete on certain projects or influence competitive dynamics through pricing and supply availability.
Within the longer duration energy storage market there are system manufacturers with products in various states of viability utilizing various technologies including ESS Inc., Eos Energy Enterprises Inc., Hydrostor Inc., Primus Power, Form Energy, Inc., Gravitricity Ltd., and other solid-state battery manufacturers.

For our Own & Operate business, competition comes from existing and emerging independent power producers and other asset owners and developers that pursue similar contracted and merchant opportunities. We believe our integrated approach, including development, engineering and integration, software, and long term operations and maintenance capabilities, and our focus on emerging critical energy infrastructure segments such as data centers, differentiate us from our peers in both domestic and international markets.
Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. These factors may allow competitors to respond more quickly to new technologies or changing customer requirements, engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns, and adopt more aggressive pricing policies, which may enable them to compete more effectively for energy storage projects.
Intellectual Property (“IP”)
We rely on a combination of patent, trademark, copyright, unfair competition, and trade secret laws, as well as confidentiality procedures and contractual restrictions with our employees, contractors and third parties, to establish, maintain, and protect our proprietary rights. Our success depends in part upon our ability to obtain, maintain, and enforce proprietary protection for those aspects of our technology and software that provide us with a competitive advantage, to mitigate the risk of infringement of the proprietary rights of others, and to prevent others from infringing or misappropriating our proprietary rights.
We have developed a patent portfolio to protect certain elements of our proprietary technology. As of December 31, 2025, we had 32 issued patents and 19 active patent applications pending in the U.S. Outside the U.S., we have 26 issued patents and 28 active patent applications pending in other countries throughout the world. We have five Patent Cooperation Treaty (“PCT”) patent applications pending. Our issued patents are expected to start expiring in 2039.
We primarily rely on copyright, trade secret laws, confidentiality procedures and contractual restrictions to protect our software. We also pursue the registration of our domain names and trademarks and service marks in the United States and internationally. As part of our overall strategy to protect our IP, we may take legal actions to prevent third parties from infringing or misappropriating our IP or from otherwise gaining access to our technology.
Regulatory Environment and Compliance
Federal, state, and local government statutes and regulations concerning electricity materially influence the markets for our products and services. These statutes and regulations directly affect our owned asset business and indirectly affect our third-party sales business. Regulatory frameworks often relate to electricity pricing, market participation requirements, competition with utilities, and the interconnection of customer-owned generation and storage. In the United States, governments and regulatory bodies, including state public utility commissions and federal agencies, periodically modify these statutes, regulations, tariffs, and market rules, which may affect the economics of energy storage projects and the value proposition of our solutions.
Each of our owned installations and our customers’ installations must be designed, constructed, and operated in compliance with applicable federal, state, and local regulations, codes, standards, guidelines, policies, and laws. To install and operate energy storage systems, we, our customers, or our partners (as applicable) must obtain permits and approvals from authorities having jurisdiction, including approvals related to building and fire codes and operational safety standards. Industry codes and standards applicable to BESS, including those addressing installation safety, fire and life safety risk mitigation, and associated test methods referenced in applicable fire codes, continue to evolve.
Energy storage systems typically require interconnection agreements and related approvals from applicable utilities, transmission providers, or grid operators in order to operate. Interconnection processes may require technical studies and may result in network upgrade requirements, and the timing and cost to achieve interconnection can be impacted by regulatory requirements and queue conditions. In the United States, the Federal Energy Regulatory Commission (“FERC”) has adopted significant interconnection reforms (including Order No. 2023) intended to address interconnection queue backlogs and improve certainty in interconnection processes, which may influence timelines, costs, and data requirements for energy storage and generation projects. In addition, a pending FERC rulemaking proceeding (in Docket No. RM26-4), may materially affect the economics of any projects that are designed to serve behind-the-meter loads.
For owned assets and certain customer projects, our operations may also be affected by wholesale market participation rules and reliability requirements applicable to independent system operators and regional transmission organizations (including, but not limited to, ERCOT). Changes in market rules may impact the prices our BESS assets pay for charging energy or receive for discharging energy or ancillary services.

Our operations are subject to stringent and complex federal, state, and local laws and regulations governing occupational health and safety and labor practices. For example, we are subject to requirements under the federal Occupational Safety and Health Act, as amended, and comparable state laws that protect and regulate employee health and safety.
There are government regulations pertaining to the storage, transportation, handling, and disposal of hazardous materials. We and our suppliers, as applicable, are required to comply with these regulations in connection with operating and servicing energy storage systems and delivering systems into the market. For example, U.S. regulations address the management of waste batteries under “universal waste” requirements, and regulatory requirements relating to end-of-life management and recycling continue to evolve.
Increasing government regulation and enforcement related to supply chain transparency and import compliance (including forced-labor-related restrictions) may also impact sourcing, lead times, and compliance processes. For additional discussion of risks relating to governmental regulation and compliance, see Part I, Item 1A. “Risk Factors.”
U.S. Energy Storage Regulation and Legislation
The U.S. Congress, Department of Treasury, Internal Revenue Service (“IRS”), Department of Energy, FERC, and state and local authorities continue to review, implement, and modify policies, incentives, regulations, and legislation that can affect the economics and deployment of energy storage, including through tax credits, permitting and interconnection rules, and wholesale market participation frameworks. The timing, interpretation, and implementation of these programs can vary across administrations and may involve phased guidance and rulemaking over time. As a result, there can be uncertainty regarding eligibility, compliance requirements, and the timing and magnitude of benefits available to any particular project.
Federal Energy Tax Incentives and Related Guidance
U.S. federal tax incentives remain an important driver for energy storage investment. The IRA expanded and extended certain clean energy incentives, including enabling investment tax credits for standalone energy storage subject to eligibility requirements. In addition, for property that began construction after December 31, 2024, the tax credit regime generally transitioned to “clean electricity” Technology Neutral Tax Credits.
In 2024 and 2025, the U.S. Department of Treasury and the IRS issued significant additional guidance and regulations relevant to energy storage project economics and structuring. This includes, among other items, rules and clarifications addressing eligibility and definitions applicable to investment tax credits, including guidance clarifying that certain co-located energy storage configurations may remain eligible even when sharing power conditioning equipment with a co-located qualified facility.
The Technology Neutral Tax Credits generally include a base credit rate with the potential for an increased credit amount where prevailing wage and apprenticeship (“PWA”) requirements are satisfied (often described as a five-times multiplier relative to the base amount), subject to applicable rules and exceptions.
Projects may also be eligible for bonus credits under certain circumstances. For example, the domestic content bonus may be available where required steel, iron, and manufactured product thresholds are met, and the U.S. Department of Treasury and the IRS have issued and updated elective safe harbor approaches intended to simplify certain aspects of domestic content determinations. The energy community bonus may also be available for projects located in qualifying areas, and the IRS has issued guidance and FAQs related to energy community determinations. In addition, the Section 48E low-income communities bonus credit amount program can increase the Section 48E credit by 10% or 20% for certain qualifying smaller facilities, subject to program rules and allocation requirements.
The IRA also enabled monetization mechanisms that can be relevant to project financing, including credit transferability and elective payment (often referred to as “direct pay”) for certain taxpayers, each of which includes compliance requirements (including, in many cases, pre-filing registration).
2025 Legislative Developments and Evolving Compliance Requirements
On July 4, 2025, the OBBBA was signed into law (Public Law 119-21) and became effective in 2025. Among other tax changes, the OBBBA modified certain Technology Neutral Credits, among others, and introduced additional compliance requirements, imposing restrictions on ownership, debt, and effective control and including supply chain and sourcing restrictions and limitations related to material assistance from PFEs. The applicability of these requirements depends on the specific credit and project facts, including timing considerations such as when construction begins. The U.S. Department of Treasury and the IRS have issued guidance in this area, and additional guidance and implementation practices continue to evolve.

Tariffs and Trade Policy
U.S. trade policy and tariff regimes can impact the cost and availability of energy storage components and project inputs. For example, the United States has finalized tariff actions under Section 301 of the 1974 Trade Act (“Section 301 tariffs”) covering certain China-origin products, including an increase in the tariff rate applicable to lithium-ion non-electric vehicle batteries to 25% effective January 1, 2026. In addition, U.S. tariffs on steel and aluminum under Section 232 of the Trade Expansion Act of 1962 (“Section 232 tariffs”), were increased to 50% effective June 4, 2025 (subject to certain country-specific provisions).
Separately, on February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), finding that IEEPA did not authorize the president to impose such tariffs.
While this decision does not impact the Section 301 or Section 232 tariffs, it is uncertain how future repercussions of the ruling and other changes in trade policy would impact our operations, supply chain, and cash flows.
Given the evolving nature of tariff policy, changes in tariffs, import restrictions, and related trade measures could increase our costs, disrupt our supply chain, and adversely affect project economics and customer demand.
Environmental, Social, and Governance
Energy Vault is committed to sustainability as reflected in our mission, our focus on responsible business management practices, and our approach to integrating sustainability as a key objective in product design and operations. We seek to operate as a responsible partner to our suppliers, customers, and other stakeholders as we execute our strategy and scale our solutions, including through our growing Own & Operate activities. We publish environmental, social, and governance (“ESG”) data, goals, and progress annually in a sustainability report, which is available on our website.
In 2025, the Company received a Corporate Sustainability Assessment Score of 74 (out of 100) as reported by 2025 S&P Global Sustainable1. S&P Global’s scoring framework measures sustainability performance relative to industry peers within its applicable industry classification. The Company was featured in S&P Global’s 2025 Sustainability Yearbook and received the sole Industry Mover designation for achieving the strongest year over year improvement in the machinery and electrical equipment industry.
The Company’s sustainability strategy is organized around three pillars: (i) Purpose, (ii) Products, and (iii) Partnerships.
Purpose
We seek to embed responsible business practices across our organization and to integrate ESG considerations into our business operations, product development processes, and reporting. Our Sustainability Team works to evaluate relevant impacts and priorities and to implement monitoring and reporting processes to track progress. We also maintain cross-functional engagement intended to support coordination across key functions (including operations, supply chain, and product teams), and to enhance internal accountability for executing our sustainability priorities.
In addition, we maintain and continuously improve management systems and governance processes intended to support responsible operations, including quality, environmental, occupational health and safety, information security, anti-bribery, and compliance management systems certifications (including ISO 9001, ISO 14001, ISO 45001, ISO 27001, ISO 37001, and ISO 37301).
Products
We seek to deliver high-quality energy storage and software solutions designed to support grid reliability and enable increased renewable energy penetration. We maintain quality and environmental management systems intended to support consistent execution and continuous improvement across our operations.
We invest in research and development intended to improve the sustainability attributes of our solutions, including evaluation of materials and end-of-life considerations where applicable. As part of our sustainability program, we conduct lifecycle assessments on products to evaluate and optimize the sustainability impacts of our technology across the product lifecycle.
Partnerships
We believe collaboration with suppliers, customers, and other partners is important to scaling energy storage deployments responsibly. Our sustainability initiatives consider relevant global external frameworks and standards and are intended to support transparency and continuous improvement. We are a participant in the United Nations Global Compact and aim to align our practices with its principles.
We have also established emissions-reduction targets and our near-term Scope 1 and Scope 2 targets have been validated by the Science Based Targets initiative (“SBTi”).

ESG Reporting
Maintaining an environment of transparency and accountability allows us to share our commitments and progress with all stakeholders. Our focus on transparency with respect to sustainability and ESG is reflected by the publication of an annual Sustainability Report, which is available on our website; however, information contained on our website is not incorporated into this filing by reference.
Human Capital Management
At Energy Vault, we believe our employees are critical to executing our strategy and supporting our customers. We seek to foster a positive, equitable, and safe work environment and to maintain regular communication with employees through various channels such as emails, manager communications, and periodic all-hands meetings to support transparency and engagement.
Employees
As of December 31, 2025, we employed 142 full-time employees and six part-time employees, distributed across six different countries. None of our employees are represented by a labor union or collective bargaining agreement. We have not encountered any employment-related work stoppages, and we believe we maintain constructive relations with our employees.
Culture and Engagement
We maintain ongoing culture and engagement programming designed to reinforce our purpose, vision, mission, and values and to support a culture of recognition and continuous feedback. These efforts include structured workshops and employee resources intended to promote consistent leadership and communication practices across the organization.
Compensation and Benefits
We offer compensation and benefits programs intended to be competitive within relevant labor markets and to support our talent strategy. Our compensation programs are designed to align employee incentives with business objectives and Company performance. We provide base pay that is intended to be competitive based on position, skill set, experience, and geographic location, and we may also provide annual incentive awards and equity awards.
We also offer employee benefits that vary by country and region. These benefits may include a 401(k) plan, pension plan, life insurance, medical and dental insurance, vision insurance, health savings accounts, vacation pay, holiday pay, and parental leave.
Corporate Information
We file or furnish periodic reports and amendments thereto, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, proxy statements, and other information with the Securities and Exchange Commission (“SEC”). In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our website is located at http://energyvault.com and our reports, amendments thereto, proxy statements, and other information are also made available, free of charge, on our investor relations website at http://investors.energyvault.com as soon as reasonably practicable after we electronically file or furnish such information with the SEC. The information posted on our website is not incorporated by reference into this Annual Report or any of our other securities filings unless specifically incorporated herein by reference.
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
•Changes to United States tariff and import/export regulations.
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
•Our B-VAULT, G-VAULT and H-VAULT products are based on established principles that are deployed in a novel way to create new technologies to store energy and potential customers may be hesitant to make a significant investment in our technology or abandon the technology they are currently using.
•Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.
•We are an early-stage company with a history of losses, and expect to incur significant expenses and continuing losses for the foreseeable future, and we may not be able to achieve profitability in the future.
•Our total backlog, bookings, and developed pipeline may not be indicative of our future revenue, which could have a material adverse impact on our business, financial condition, and results of operations.
•Our developed pipeline of awarded or shortlisted third-party EPC, EEQ, and long-term service opportunities, and the long-term economics associated with potential projects identified for our Own & Operate portfolio, may be subject to change and be impacted by anticipated equipment and commodity costs, tariffs, as well as changes in foreign currency exchange rates in markets in which we source materials or conduct business.
•As we conduct business in a host of geographies and may engage in activity with those operating sensitive energy infrastructure, including markets subject to capital controls, our ability to collect payments or conduct business may be impacted or change without advance notice.
•Our energy storage products involve a lengthy sales and installation cycle, and if we fail to close sales on a regular and timely basis it could harm our business. Moreover, the long sales cycles for our energy storage products may cause us to incur significant expenses without offsetting revenues.
•Our owned projects are based on our estimates of construction costs, timelines, future revenues, and operating costs. If those estimates are inaccurate, our anticipated revenues and profits may be materially and adversely affected.
•Our systems include complex software and technology systems and do not have a meaningful history of operation, and there can be no assurance such systems and technology will perform as expected or that software, engineering or other technical defects will not be discovered until after a system is installed and operated by a customer or by us. If our energy storage systems contain manufacturing or construction defects, our business and financial results could be harmed. In addition, the development and updating of these systems will require us to incur potentially significant costs and expenses.
•If any of our products are or are alleged to be defective in design or manufacturing or experience other failures, we may be compelled to undertake corrective actions, which could adversely affect our business, prospects, operating results, reputation and financial condition.
•If we fail to protect, defend, maintain, or enforce IP rights on which our business depends, including against existing or future competitors, our growth and success may be adversely affected.

•Third parties may assert that we are infringing upon their IP rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate.
Risks Related to Our Business and Our Industry
Our limited operating history and our rapidly evolving industry make it difficult to evaluate our business, the risks and challenges we may face and future prospects.
Prior to the first half of 2022, we focused principally on developing and proving our fundamental gravity energy storage technology, marketed as our G-VAULT products, which we are seeking to further refine and commercialize. Beginning in 2022, we expanded our offerings to include BESSs and hydrogen or HESSs. In 2024, we launched our B-Nest product, which we no longer market. We began a multi-year transition from providing this technology portfolio solely to third parties through a build-and-transfer model or licensing model. To date, we have only completed five BESSs, only one HESS in Calistoga, California, and only two gravity energy storage solutions, one of which has since been decommissioned. As a result, we have a limited history operating our business and constructing energy storage systems, and therefore a limited history upon which you can base an investment decision.
Our future growth in a nascent and rapidly-evolving industry is dependent on a number of factors, including rising demand for clean electric power solutions that can provide electric power with lower carbon emissions and replacement of conventional generation sources and the adoption speed of digital software applications to modernize the efficiency of power assets and the electric grid. Among other renewable energy market trends, we expect our business results to be driven by declines in the cost of generation of renewable power, decreases in the cost of manufacturing battery modules and cells, customer needs for services and digital applications, commercial, legal, regulatory, and political pressure for the reduced use of and reliance on fossil fuels and electric power generation that relies on fossil or other non-renewable fuels, and a rapidly growing energy storage market driven by increasing demand from utilities, independent power producers, and large energy users. However, predicting future revenues and appropriately forecasting and budgeting for our expenses is difficult, and we have limited operating history to predict trends that may emerge and take hold and materially affect our business. Our future operations and strategy are therefore subject to all of the risks inherent in light of the expenses, difficulties, complications and delays frequently encountered in connection with the growth of any new business in a nascent industry, as well as those that are specific to our business in particular.
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
As we develop and own more storage projects ourselves, we make projections about construction costs and timelines, and future revenues and operating costs. The profitability of our projects are highly sensitive to these projections and if our actual results or performance differ materially from our projections, then the profitability of our owned projects could be materially less than our projections or result in losses to the Company.
Our business model depends on acceptance of our technology by our customers, retaining existing customers, obtaining new customers, and the success of our business model.
As a recent market entrant in a developing industry, our results of operations and financial condition are dependent upon our success in establishing or entering new markets (including data center developers), developing and commercializing our energy storage systems, and undertaking marketing activities. We face significant risks associated with our business strategy of targeting utilities, independent power producers, and large energy users, such as data center developers, and deploying our energy storage systems at a scale that leads to broad market acceptance and profitability. The relative success of our energy systems will be dependent upon a number of factors, including their ability to provide our customers with reliable and dependable energy storage for the durations that they require, while still being cost-effective, and our ability to effectively manage any customer concerns.
In addition to the development and acceptance of our core energy storage technologies, we anticipate further developing and marketing our digital platform for the management and optimization of energy storage systems. If this platform is not adopted by users of our energy storage products or on a standalone basis, we may not recoup our investment in its development and our results of operations may be negatively impacted.
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
This lengthy decision making process is followed by substantial fulfillment periods. Currently, we believe the time between the entry into a sales contract with a customer and the installation of our BESSs could range from 9 to 18 months, subject to significant risks.
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
Any future energy storage deployments may incur more costs than we expect. Our business, reputation, results of operations and financial condition may be materially adversely affected if we do not successfully implement our systems or to the extent that such implementation occurs later or costs more than we expect, or if innovations by our competitors achieve broader or earlier market acceptance. Examples of costs that we cannot control include the costs of electronics due to global allocation shortages or costs associated with construction delays.
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
We rely heavily on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. When fully operational, our energy storage systems will consist of large-scale machinery comprised of many components assembled on-site for our customers or for our owned projects. The components of our energy storage systems are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of our energy storage systems or their constituent components may significantly affect the intended operational efficiency and performance. In addition, our energy storage systems may need to be decommissioned from time to time, and the related costs could be significant given the size and complexity of our energy storage systems. Operational performance and costs, including those related to project stoppage, can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with construction, commissioning, testing or decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, seismic activity and natural disasters. Should operational risks materialize, it may result in the personal injury to or death of workers, the loss of production equipment, damage to demonstration facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.
Furthermore, in recent periods, our internal operations have grown in complexity. We may in the future continue to grow our operations, both in terms of complexity and headcount. Any continued growth could increase our operational costs and failure to manage such growth could lead to additional costs in the future.
Our energy storage systems have significant upfront costs. We will need to obtain financing to fund our own projects and our customers may need to obtain financing to help finance purchases. If we or our customers are unable to procure third-party financing or if the cost of such financing exceeds our estimates, our business would be adversely affected.

Our energy storage systems have significant upfront costs, and certain customers may need, or may prefer to acquire, third-party financing to purchase our systems. We will need to obtain third-party financing to continue our transition to owning assets as well as selling energy storage products.
Therefore, our growth, including the deployment of our energy storage systems, may to an extent depend on our own and our customers’ ability to attract third-party financing partners. The ability to obtain third-party financing depends on many factors that are outside of our control, including the ability of third parties to utilize tax credits and other government incentives, interest rate and/or currency exchange fluctuations, the borrower’s perceived creditworthiness and the condition of credit markets generally. We expect that the financing of customer purchases of our energy storage systems or our own projects will be subject to customary conditions such as the borrower’s credit quality, and if these conditions are not satisfied, such customers may be unable to finance purchases of our energy storage systems and we may not be able to fund our own projects, which would have an adverse effect on our revenue. To the extent neither our customers or us are able to arrange future financings for any of our current or potential projects, our business would be negatively impacted.
In attempting to attract new customers to support our growth, we intend to refine our customer offerings based on experience. Moreover, new types of product offerings may require our customers to find partners willing to finance these new projects, which may have different terms and financing conditions from prior transactions. If the terms of these transactions or the structure of these projects fails to attract financiers, we may not be able to proceed with growing our business and our potential for growth may be limited. Additionally, financing options are also limited by the borrower’s willingness to commit to making fixed payments regardless of the performance of the energy storage systems or our performance of our obligations under the customer agreement.
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
If we or our customers are unable to procure financing partners willing to finance deployments of our products or if the cost of such financing exceeds our estimates, our business would be negatively impacted.
The economic benefit of our energy storage systems to us and to our customers depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change.
The electricity stored and released by our systems may not currently be cost-competitive in some geographic markets, and we may be unable to reduce our costs to a level at which our energy storage systems would be competitive in such markets. To the extent that either we as an owner or our customers anticipate selling power into markets as a merchant generator, our customers and the Company may not be able to achieve the anticipated level of revenues and profits. As such, unless the cost of electricity in these markets rises or we are able to generate demand for our energy storage systems based on benefits other than electricity cost savings, our potential for growth may be limited.
Our energy storage systems’ performance may not meet our customers’ expectations or needs.
Our energy storage systems will be subject to various operating risks that may cause them to generate less value for our customers than expected. These risks include a failure or wearing out of our equipment or the equipment that our equipment connects into, an inability to find suitable replacement equipment or parts, or disruption in our distribution systems. Any extended interruption or failure of our projects or our customer’s projects, including systems we operate under long term service agreements, for any reason to generate the expected amount of output could adversely affect our business, financial condition and results of operations. We have experienced outages in the past, including at our Cross Trails BESS, and could continue to do so in the future. In addition, our customers’ willingness to acquire additional systems or services from us may be impacted in the future if any of our systems incur operational issues that indicate expected future cash flows from the system are less than the carrying value. Any such outcome could adversely affect our operating results or ability to attract new customers.
If our estimates of the useful life for our energy storage systems are inaccurate or we do not meet service and warranties and performance guarantees, our business and financial results could be adversely affected.
We provide limited warranties and performance guarantees for our energy systems. We make investment decisions for our owned projects based in part on an estimate of the useful life of our products. To date, we have deployed five operational BESSs and our estimates about product performance and life may prove to be incorrect. Failure to meet these warranties and performance guarantee levels for our customers may require the purchase price to be adjusted downward based on agreed-upon performance targets, or require us to make cash payments to the customer based on actual performance, as compared to expected performance. Failure to meet these expected performance levels on our owned projects could materially and adversely impact the expected performance of such projects.
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
Our success depends on our ability to generate revenue and operate profitably, which depends in part on our ability to identify target customers and convert such contacts into meaningful orders or expand on current customer relationships. To date, we have only deployed five operational BESSs. While our contracts do provide that our customers will be obligated to pay us certain fees in the event of termination for their convenience, such fees may not be sufficient to cover our costs and we would not realize the expected revenue associated with such cancelled contracts. Potential and contracted customers may abandon their indications of interest, or fail to honor contractual obligations and non-binding letters of interest may be cancelled or delayed by a customer for any reason or its terms may be amended in a manner adverse to us in connection with negotiating a definitive sales agreement. For that reason, there can be no assurance that any current or future indications of interest (including awards, submitted proposals or short-lists) or non-binding letters of intent will result in binding orders or sales. Furthermore, in light of our limited operating history, it is difficult for us to predict the rates at which the non-binding letters of intent or other indications of interest in our pipeline will result in binding orders or sales. It is also difficult for us to predict how quickly we will be able to fill binding orders in the event that we obtain multiple orders. In addition, revenue is expected to be recognized in stages, and customers may in some cases delay actual cash payments regardless of progressive billings. Additionally, a customer’s ability to make payments could decline during the sales process, even to the point of insolvency or bankruptcy. As a result, our operating results and cash flow may be materially lower than we expect.
Our future growth depends upon our ability to maintain relationships with third parties, and the terms and enforceability of many of these relationships are not certain.
We expect to rely on engineering, procurement, and construction, or EPC, firms as third-party general contractors to install energy storage systems at our own and our customers’ sites. We are likely to work with a limited number of such EPC firms, which may impact our ability to facilitate installations as planned. Our work with contractors or their sub-contractors may have the effect of our being required to comply with additional rules (including rules unique to our customers), working conditions, site remediation and other union requirements, which can add costs and complexity to an installation project. In the future, the timeliness, thoroughness and quality of installation-related services performed by our general contractors and their sub-contractors may not meet our expectations and standards and it may be difficult to find and train third-party general contractors that meet our standards at a competitive cost.
In addition, a key component of our growth strategy is to develop or expand our relationships with third parties. For example, we are investing resources in establishing strategic relationships with market players across a variety of industries, including, large renewable project developers, data center developers, commercial agents, environmental organizations and unions, to generate new customers or to grow our business. These programs may not roll out as quickly as planned or produce the results we anticipated. A significant portion of our business depends on attracting new partners and retaining existing partners, and such relationships may not be predicated on enforceable agreements or any agreements at all.
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
We may be unable to achieve our strategic priorities in emerging markets.
Emerging markets are a significant focus of our strategic plan. The developing nature of these markets presents a number of risks. We may be unable to attract, develop, and retain appropriate talent to manage our businesses in emerging markets. Deterioration of social, political, labor, or economic conditions in a specific country or region may adversely affect our operations or financial results. Emerging markets may not meet our growth expectations, and we may be unable to maintain such growth or to balance such growth with financial goals and compliance requirements. Among the risks in emerging market countries are bureaucratic intrusions and delays, contract compliance failures, engrained business partners that do not comply with local or U.S. law, fluctuating currencies and interest rates, limitations on the amount and nature of investments, restrictions on permissible forms and structures of investment, unreliable legal and financial infrastructure, regime disruption and political unrest, uncontrolled inflation and commodity prices, fierce local competition by companies with better political connections, and corruption. In addition, the costs of compliance with local laws and regulations in emerging markets may negatively impact our competitive position as compared to locally owned manufacturers.
The failure or inability of our suppliers to deliver necessary components or raw materials for construction of our energy storage systems and their failure or inability to deliver them in a timely manner could cause installation delays, cancellations, penalty payments and damage to our reputation.
We rely on a limited number of third-party suppliers for some of the components and raw materials such as batteries, inverters, enclosures, and transformers for our BESSs. If any of our suppliers fail or are unable to provide sufficient components or raw materials at the level of quality required, or if our suppliers fail or are unable to or unwilling to provide us with the contracted quantities (as we have limited or in some case no alternatives for supply), or if our suppliers cancel the contracted quantities without sufficient lead time to order the materials from another supplier, or if our suppliers fail or are unable to deliver the components or raw materials in a timely manner, then delays, cancellations, penalty payments, or damage to our reputation could occur, which could have a material adverse effect on our business and our results of operations. If we fail to develop or maintain our relationships with any of our suppliers, or if there is otherwise a shortage, lack of availability, or cancellation of the purchase of any required raw materials or components, we may be unable to manufacture our energy storage systems or such products may be available only at a higher cost or after a long delay.
Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including sourcing of materials and compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end-of-life considerations for products. In addition, increasing concern and focus on limiting forced labor may result in additional regulations targeting the markets we operate in and from which we source products and materials. Certain existing laws impose prohibitions on the importation of goods made with forced labor or compulsory prison labor, including the Tariff Act of 1930, the Uyghur Forced Labor Prevention Act (“UFLPA”), and other global laws against forced labor. The UFLPA places restrictions on imports from Xinjiang, a key source of materials in global supply chains. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, import ineligibility for our products or product components, or otherwise adversely impact our business. Current or future supply chain interruptions that could be exacerbated by global political tensions, such as the situation in Ukraine, conflict in the Middle East, including the current conflict between the U.S. and Iran, and public health emergencies, could also negatively impact our ability to acquire necessary raw materials and components. Such delays could prevent us from delivering our energy storage systems to customers within required time frames and cause order cancellations. Developing required raw materials and constructing required components for our products are time and capital intensive. Accordingly, the number of suppliers we have for some of our components and materials is limited and, in some cases, sole sourced. We may be unable to obtain comparable components from alternative suppliers without considerable delay, expense, or at all. If our suppliers face difficulties obtaining the credit or capital necessary to expand their operations when needed, they could be unable to supply necessary raw materials and components needed to support our planned sales and services operations, which would negatively impact our sales volumes and cash flows.

Our systems often rely on interconnections to distribution and transmission facilities that are owned and operated by third parties, and as a result, are exposed to interconnection and transmission facility development and curtailment risks.
A primary potential use case for our energy storage systems involves interconnection with electric distribution and transmission facilities owned and operated by regulated utilities, and independent system operators, necessary to deliver the electricity that our energy storage systems produce. A failure or delay in the operation or development of these distribution or transmission facilities could result in a loss of revenues or breach of a contract because such a failure or delay could limit the amount of electricity that our energy storage systems deliver or delay the completion of our construction projects. In addition, certain of our energy storage systems’ generation may be curtailed without compensation due to distribution and transmission limitations, reducing our revenues and impairing our ability to capitalize fully on a particular project’s potential. Such a failure or curtailment at levels above our expectations could adversely affect our business.
Our business is subject to risks associated with construction, cost overruns and delays, including those related to obtaining government permits and approvals, electrical interconnection, and other contingencies that may arise in the course of completing installations.
Our business is subject to risks relating to construction, cost overruns and delays. The installation and operation of our energy storage systems at a particular site are generally subject to oversight and regulation in accordance with national, state, tribal, and local laws and ordinances relating to building codes, health and safety, environmental protection, FERC and specific Independent System Operators (“ISOs”) regulation and related matters, and typically requires obtaining and keeping in good standing various local and other governmental approvals and permits, including environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over energy storage system installations, to design our energy storage systems to comply with these varying standards, which may change over time, and for us and our customers to obtain all applicable approvals and permits. We cannot predict whether or when all permits and approvals required for a given project will be granted or whether the conditions associated with the permits and approvals will be achievable. The denial of a permit or approval or utility connection that is essential to a project or the imposition of impractical conditions would impair our or our customer’s ability to develop the project. In addition, we cannot predict whether the permitting and approvals process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our or our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage systems and could therefore adversely affect the timing of the recognition of revenue related to hardware acceptance by our customer, or our own ability to generate revenue from our owned projects which could adversely affect our operating results in a particular period. Delays relating to construction may also bring about cost overruns, which could further adversely affect our business.
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
The size of our G-VAULT products may negatively impact our ability to enter into contracts with customers or obtain government permits and approvals.
Our G-VAULT products require a considerably larger space for their deployment than comparable systems based on certain technologies such as lithium-ion technology, and this can result in a significant delay in the permitting process. In addition, the size of our G-VAULT products may represent an impediment for deployment in denser areas or areas with restrictions on the height of buildings. And, in light of the size of our systems, we generally require hard soil or the ability to get to bedrock in order to deploy our systems. These factors may negatively impact our ability to enter into customer contracts or obtain government permits and approvals, each of which may materially affect our business.

Our G-VAULT and H-VAULT products are based on established principles that are deployed in a novel way to create new technologies to store energy and potential customers may be hesitant to make a significant investment in our technology or abandon the technology they are currently using.
The design of our G-VAULT and H-VAULT products are based on established principles that are deployed in a novel way; the products are intended to provide longer energy storage durations than are provided by other types of energy storage systems.
Potential customers who previously invested in alternatives to our innovative products may not deem a transition to our existing or future advanced energy storage solutions to be cost-effective. In particular, recently the costs of lithium-ion batteries has declined precipitously making our advanced products less cost efficient in comparison. Moreover, given the limited history of our advanced products, potential customers may be hesitant to make a significant investment in our products. Our business, results of operations, financial condition and prospects could be adversely affected to the extent that customers, for any reason, do not adopt our systems or migrate to our systems from another energy storage technology.
We face additional risks to the extent that customers choose to purchase energy storage and dispatch of electricity from systems we build and in which we retain an ownership interest rather than purchase an energy storage system.
In certain circumstances we enter into tolling arrangements in which customers purchase the energy storage and dispatch of electricity from us while we retain an ownership interest in the system. To date, we have entered into two such tolling arrangements, but we are actively looking at additional opportunities.
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
Increased attention to, and scrutiny of, ESG matters could increase our costs, harm our reputation, impact our share price or access to or cost of capital, or otherwise adversely impact our business.
Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding ESG initiatives and disclosures and consumer demand for alternative forms of energy may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.
While we may at times engage in initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations regarding Company management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, or execute on any opportunities we have identified, either on the timelines initially announced or at all, due to technological difficulties, unforeseen costs, inaccurate forecasts, or other constraints, which may be within or outside of our control. Such initiatives and targets are often aspirational and we cannot guarantee we will be able to meet or make progress against any such initiatives or targets. Moreover, actions or statements that we may take based on expectations, assumptions, hypothetical scenarios, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives), or to not keep pace with peers on ESG initiatives and/or disclosures, we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation. For example, there have been increasing allegations of greenwashing against companies making certain ESG claims due to a variety of perceived deficiencies in performance, efficacy, or methodology, including as stakeholder perceptions of sustainability continue to evolve.
Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and processes to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings or recommendations could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital or the ability to complete projects. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, and/or business partners, which may adversely impact our operations. While many stakeholders expect companies to pursue ESG initiatives, some stakeholders and regulators (both domestic and international) have expressed or pursued opposing views, legislation, and investment expectations with respect to ESG-related matters. Certain employment or business policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. More recent political developments could mean that we face increasing criticism or litigation risks from both advocates and opponents of such matters, including various governmental agencies. Such sentiment may focus on our environmental commitments (such as reducing GHG emissions) or our pursuit of certain employment or business practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violated laws based, in part, on changing priorities of, or interpretation by, federal agencies or state governments. Unfavorable press about ratings or assessments of our ESG practices, regardless of whether or not we comply with legal requirements, may lead to negative investor sentiment toward us, which could have a negative impact on our business. We may ultimately be subject to regulations that are not uniform in nature or reflective of shared regulatory goals. Our efforts to respond to varying requirements may not be successful and/or may subject us to additional stakeholder engagement. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
Should we pursue acquisitions in the future, it would be subject to risks associated with acquisitions.
We may acquire additional assets, products, technologies, or businesses that are complementary to our existing business. In particular, we are actively seeking new opportunities for our Build-Own-Operate model. The process of identifying and consummating acquisitions and the subsequent integration of new assets and businesses into our own business would require attention from management and could result in a diversion of resources from our existing business, which in turn could have an adverse effect on our operations. Acquired assets or businesses may not generate the expected financial results. Acquisitions could also result in the use of cash, potentially dilutive issuances of equity securities, the occurrence of goodwill impairment charges, amortization expenses for other intangible assets and exposure to potential unknown liabilities of the acquired business.
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
•greater difficulties in securing or enforcing our IP rights in certain jurisdictions, or greater chance of potential infringement of third-party IP rights in new jurisdictions;
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
•changes in tariffs and import/export regulations imposed by local governments;
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
•the outbreak of war or other hostilities, including the current conflict between the U.S. and Iran; and
•regional economic and political conditions.

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
Our future growth is dependent upon the pace and depth of energy storage technologies, which are emerging industries, as well as our competition. If the markets for energy storage do not develop as we expect, or if they develop more slowly than we expect, our business, prospects, financial condition and operating results could be adversely affected.
Our future growth depends upon factors in our industry, including with respect to our competition, the speed at which the market adopts energy storage for grid reliability, our ability to penetrate such market and the state of energy storage technologies. Because energy storage is an emerging industry, it is evolving and characterized by rapidly changing technologies, changing government regulation and industry standards, and changing consumer demands and behaviors. If this market does not develop as we expect, including if it develops more slowly than we expect, demand for our energy storage systems or any digital platform that we may develop, our business, prospects, financial condition and operating results could be adversely affected.
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
The growth and profitability of our business are dependent upon our technology being more cost-effective than competing energy storage technologies. To the extent our offerings are not eligible for various regulatory incentives, while those of our competitors are, it may adversely impact our competitiveness or otherwise adversely impact our business.
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
We intend to continue committing significant resources to establish a competitive position. There is no assurance we will successfully identify the right partners, or that products and technologies developed by others will not render our energy storage systems and any digital platform that we may develop obsolete or noncompetitive, any of which would adversely affect our business, prospects and operating results.
If we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, including a highly skilled management team with diverse experience in the energy storage sectors, our ability to compete and successfully grow our business could be harmed.
We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our products and services, including with respect to our prototype products, and negatively impact our business, prospects and operating results. In particular, we are highly dependent on the services of Robert Piconi, our Chief Executive Officer. None of our key employees is bound by an employment agreement for any specific term. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field, and competition for qualified personnel is especially intense in the renewable energy and energy storage industry in the U.S., Australia, and Switzerland, where our offices are located. Our failure to attract and retain our executive officers and other key technology, sales, marketing and support personnel, could adversely impact our business, prospects, financial condition, and operating results.
We believe that it is vital to our operating success that we recruit and retain key personnel, including a highly skilled management team with diverse experience in the renewable energy and energy storage sectors. If we fail to maintain a highly skilled management team, we may not be able to achieve our strategic objectives, which would negatively impact our business and operating success. In addition, because our industry is still in a nascent stage, there is and will continue to be a scarcity of skilled personnel with experience in our industry. If we lose a member of our management team or key employee, it may prove difficult for us to replace such employee with a similarly qualified individual with experience in the renewable energy and energy storage industry, which could impact our business and operating success.
Labor disputes could disrupt our ability to serve our customers and/or lead to higher labor costs.
As of December 31, 2025, we employed 142 full-time employees and six part-time employees, none of whom are represented by unions or collective bargaining agreements. If a union sought to organize any of our other employees, such organizing efforts or collective bargaining negotiations could potentially lead to work stoppages and/or slowdowns or strikes by certain of our employees. Additionally, the EPC firms that we rely upon to install our energy storage systems may have employees represented by unions or collective bargaining agreements. Any work stoppages and/or slowdowns by certain of our employees or certain employees at the EPC firms we contract with, could adversely affect our ability to serve our customers.
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
A significant downturn in the domestic or global economy may cause our customers to pause, delay, or cancel spending on our offerings or seek to lower their costs by exploring alternatives. Reductions in energy demand due to economic downturns or increased interest rates can make projects in which we invest to be less profitable than our expectations, if at all. To the extent purchases of our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in energy storage spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
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
The productivity of our facilities or our customers’ facilities, the operation of our supply chain, the demand, performance and availability of our products, our services, our systems and our business in general may be affected by factors outside of our control, which could result in harm to our business and financial results.
The productivity of our facilities or our customers’ facilities, the operation of our supply chain, the demand, performance and availability of our products, our services, our systems and our business in general could be adversely affected by events outside of our control, such as natural catastrophic events, geographical instability, wars, and other calamities. We cannot assure you that, collectively, our process and procedures to recover from a disaster or catastrophe will be adequate to protect us from the effects of fire, floods, typhoons, earthquakes, power loss, telecommunications failures, cyberattacks and other information security incidents, break-ins, war, riots, terrorist attacks, pandemics, or similar events outside of our control, certain of which may become more frequent or intense as a result of climate change. The severity of such factors and frequency at which they occur are also outside our control. If such factors occur our business, financial condition and results of operations, including revenues, could be materially adversely affected.
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

We are subject to certain risks associated with the energy transition. We anticipate there will be costs associated with transitioning to lower emissions technologies, as well as risks associated with newer technologies, including risks that particular technologies we invest in may not ultimately prove successful or financially viable, as well as other risks that may not presently be known to us. Similarly, the price and availability of various inputs for the products we offer, including electricity and various metals, vary in response to market trends, which may result in higher costs and/or operational disruptions, or other adverse impacts. These impacts may also be exacerbated by various responses from policymakers, including in manners that may, for national security or other factors, do not promote the availability or affordability of such materials.
Additionally, we expect to be subject to increased regulations, reporting requirements, standards, or expectations regarding the environmental impacts of our business. For example, policymakers in various jurisdictions, including the United States, United Kingdom, Australia, European Union, and the State of California, among others, have adopted or are considering adopting greenhouse gas (‘GHG”) pricing mechanisms, GHG emission limits, and/or requirements for the disclosure of certain climate-related information, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and board of directors (“Board”). Such regulations may also impact our supply chain and the cost of various materials used in our offerings; while we are working to find alternatives to certain materials, we cannot guarantee that we will be able to find suitable alternatives at a cost, quality, or timeframe that is acceptable to us. Government efforts to promote climate resiliency may also result in increased regulatory obligations across a range of laws, not all of which may be primarily climate-related. The expectations of various stakeholders, including customers and employees, regarding such matters likewise continues to evolve. In addition, previously proposed or adopted requirements, including regulations addressing GHG emissions and climate-related disclosures, have been or may be withdrawn, legally challenged, or subject to potential repeal in certain jurisdictions, and such regulatory reversals, together with uncertainty surrounding the future status of these requirements, could reduce demand for renewable energy, including energy storage products such as ours, which could adversely affect our business. Changing market dynamics, global and domestic policy developments, and the increasing frequency and impact of meteorological phenomena have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.
Fuel prices, including volatility in the cost of diesel or natural gas or a prolonged period of low gasoline and natural gas costs, could decrease incentives to transition to renewable energy.
A portion of the current and expected demand for renewable energy results from concerns about volatility in the cost of gasoline and other petroleum-based fuel, the dependency of the United States on oil from unstable or non-aligned countries, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as concerns about climate change resulting in part from the burning of fossil fuels. We believe that our energy storage systems promote grid reliability, even when fossil fuels are used to generate electricity, but energy storage projects are particularly suited for intermittent alternative energy sources like wind and solar. If the cost of gasoline and other petroleum-based fuel decreases significantly, the outlook for the long-term supply of oil to the United States improves, the government eliminates or modifies its regulations or economic incentives related to fuel efficiency and alternative forms of energy or there is a change in the perception in the cost-benefit analysis regarding the effects of burning fossil fuels on the environment, the demand for renewable energy, including energy storage products such as ours, could be reduced, and our business and revenue may be harmed.
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
In future periods, if our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, or if additional material weaknesses in our internal control over financial reporting are identified, we may be required to restate our financial statements and could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and the price of our common stock.
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
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2025 and 2024, we had accumulated deficits of $487.4 million and $383.8 million, respectively, and net losses attributable to Energy Vault Holdings, Inc. of $103.6 million and $135.8 million, respectively, for the years ended December 31, 2025 and 2024. We expect to continue to expand our operations, including by investing in manufacturing, sales and marketing, research and development and infrastructure to support our growth. We anticipate that we will incur net losses for the foreseeable future and there is no guarantee that we will achieve or maintain profitability. Our ability to achieve and maintain profitability in the future will depend on a number of factors, including:
•successfully implementing our products on a commercial scale;
•achieving meaningful sales volume;
•the successful and timely development of our suite of software solutions;
•attracting customers;
•expanding into geographical markets;
•our ability or the ability of future customers to obtain financing in a timely basis and with attractive terms to enable them and us to develop energy storage technologies;
•the cost of producing our energy storage systems;
•successful continued development and deployment of our energy storage systems, including our B-VAULT, G-VAULT, and H-VAULT products;
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
•fluctuations in the costs of steel and raw materials, including due to the enactment of tariffs under the new U.S. presidential administration and retaliatory tariffs in response thereto; and
•delays associated with obtaining construction permits and potential regulatory review.
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
The development, design, construction, and sale of our energy storage systems is a capital-intensive business. As a result, we can be expected to continue to incur substantial operating expenses without generating sufficient revenues to cover expenditures. As we transition to owning our own energy storage assets, our capital needs will continue to increase. Over time, we may need to raise additional funds, including through entry into new joint venture arrangements, through the issuance of equity, equity-linked or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, ongoing costs such as capital expenditures on our owned projects, research and development relating to our products and technologies, the construction and tooling of prototypes, the implementation of our systems for our future customers, any significant unplanned or accelerated expenses, and new strategic investments. We cannot be certain that additional capital will be available on attractive terms, if at all, when needed, which could be dilutive to stockholders, and our financial condition, results of operations, business and prospects could be materially and adversely affected. Disruptions in the global capital markets and credit markets as a result of an economic downturn, economic uncertainty, changing interest rate yield curves, changing or increased regulations, or failures of significant financial institutions could adversely affect our cash resources or access to additional capital needed for business in the future.
The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, with a significant portion invested in money market funds holding U.S. Treasury bills, and similarly rated agency indebtedness.
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
Our backlog represents (i) contracted but unrecognized revenue from third party projects and services yet to be completed, (ii) unrecognized revenue or other income from IP licensing agreements, and (iii) unrecognized revenue from tolling arrangements for projects operated by Energy Vault or affiliates, in each case, that is associated with contracted bookings and contingent option bookings (as defined below). Backlog includes contracted backlog and contingent option backlog. Contracted backlog reflects unrecognized revenue associated with binding, fully executed agreements. Contingent option backlog reflects unrecognized revenue associated with projects where the Company holds an enforceable exclusive purchase right and intends to exercise that right, even if the option has not been exercised as of period end, and is contingent on the Company exercising the applicable purchase right and subsequent project execution. If the Company does not exercise an option, or if the underlying terms or assumptions change such that inclusion is no longer appropriate, the related contingent option backlog is removed or updated in the period of change. Backlog includes any potential future variable payments from tolling and offtake arrangements that the Company believes is probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location specific data. The Company considers the low-end simulation results to be probable. Potential future IP royalties are not included in backlog. As of December 31, 2025, backlog totaled $1.3 billion. Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others. Effective in the second quarter of 2024, we updated our methodology for computing backlog. Under our previous methodology, our backlog was equivalent to our remaining performance obligations under U.S. Generally Accepted Accounting Principles

(“GAAP”). We believe our new methodology for computing backlog allows us to better evaluate the growth of our Company and estimate future revenue.
Net bookings represent the sum of contracted bookings and contingent option bookings, net of cancellations, measured in total aggregate contract value and total MWhs. Contracted bookings are from customer contracts signed during the period. Contingent option bookings are from projects where the Company holds an enforceable exclusive purchase right and intends to exercise that right, even if the option has not been exercised as of period end. For the year ended December 31, 2025 net bookings totaled $1.1 billion.
Developed pipeline represents uncontracted, potential revenue, from third-party projects where potential prospective customers have either awarded the Company a project or shortlisted the Company for consideration, but not, in either case, having awarded the Company a binding order. Developed pipeline also includes potential tolling revenue from projects where the Company is in advanced negotiations to build, own, and operate energy storage systems. Developed pipeline is an internal management metric that we construct using information from our global sales team and is monitored by management to understand the potential anticipated growth of our Company and to estimate potential future revenue. Developed pipeline is influenced by the prevailing foreign exchange rates and equipment prices and may vary from period to period if these inputs change. As of December 31, 2025, developed pipeline totaled $2.4 billion.
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
Our ability to use certain of our current and future net operating loss and tax credit carryforwards may be limited and could adversely affect our operating results and cash flows.
As of December 31, 2025, the Company had federal net operating losses of $155.6 million, state net operating losses of $58.9 million, and foreign net operating losses of $13.6 million. The federal net operating loss carryforwards do not expire, but are subject to a limitation on their use equal to 80% of the taxable income in the year of use. The state net operating loss carryforwards begin to expire in 2042. $10.6 million of the foreign net operating loss carryforwards do not expire. The remaining foreign net loss carryforwards began to expire in 2025. Additionally, as of December 31, 2025, we had U.S. federal research tax credit carryforwards of $2.8 million, which begin to expire in 2042, and U.S. state research tax credit carryforwards of $0.7 million, which can be carried forward indefinitely.
Utilization of our NOL and tax credit carryforwards depends on many factors, including our future income, which cannot be assured. In addition, Sections 382 and 383 of the Code, generally impose an annual limitation on the amount of NOL carryforwards and tax credit carryforwards that may be used to offset taxable income when a corporation has undergone an “ownership change” (as determined under Section 382 of the Code). An ownership change generally occurs if one or more stockholders (or groups of stockholders) who are each deemed to own at least 5% of such corporation’s stock change their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. In the event that we were to undergo an ownership change, utilization of our NOL carryforwards and tax credit carryforwards would be subject to an annual limitation under Sections 382 and 383 of the Code. Any unused annual limitation may be carried over to later years. We may experience ownership changes in the future as a result of future changes in our stock ownership, some of which are outside of our control. Similar provisions of U.S. state and non-U.S. tax law may apply and future regulatory changes could also limit our ability to utilize NOL and tax credit carryforwards. Accordingly, we may not be able to utilize a material portion of our NOL or tax credit carryforwards to offset future taxable income, which could adversely affect our operating results and cash flows.

Changes to applicable tax laws or regulations or the interpretation thereof or the imposition of new or increased taxes or fees could increase our future tax liabilities and adversely affect our business, financial condition, and cash flows.
We are subject to various complex evolving U.S. federal, state and local tax laws, policies, statutes, rules, regulations and ordinances, each of which could be changed, modified, interpreted or applied adversely to us, in each case, possibly with retroactive effect. From time to time, U.S. federal and state level legislation has been proposed that would, if enacted into law, make significant changes to tax laws, including to certain key U.S. federal and state income tax provisions currently applicable to us. It is unclear whether any such changes will be enacted and, if enacted, how soon any such changes could take effect. Additionally, U.S. states or non-U.S. jurisdictions in which we operate or own assets may impose new or increased taxes or fees on our operations. The passage of any such legislation or other changes or modifications of current tax laws, any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the IRS or other tax authorities could increase our future tax liabilities and adversely affect our business, results of operations, financial condition and cash flows.
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
We have customers and subsidiaries located in jurisdictions that impose or may impose controls on the convertibility of the local currency into foreign currencies and, in certain cases, the remittance of currency out of the jurisdiction. Therefore, we may experience delays, restrictions or limitations in completing the administrative procedures necessary to obtain and remit foreign currency to the Company, which could have a material effect on our liquidity and our business. Shortages in the availability of foreign currency in countries in which we transact, or the impossibility or difficulties in complying with the requirements and approvals of local authorities may delay, restrict or limit the ability of our customer to covert the amount owed to us to U.S. dollars and remit such amount to us, thus materially affecting our liquidity and business.
Risks Related to Our IP and Technology
We may be unable to protect, defend, maintain or enforce IP rights on which our business depends, including as against existing or future competitors, which may adversely affect our growth and success.
We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality and other contractual provisions with our customers, suppliers, employees, and others to establish, maintain, and enforce our IP and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our IP rights may not be adequate. For example, our owned or licensed IP rights could be challenged, invalidated, or circumvented, and we may be unable to detect when our IP rights are infringed or misappropriated. Additionally, we may be unable to effectively assert our IP rights or our IP rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition or operating results.
The laws of some countries do not protect IP rights as fully as do the laws of the United States. Therefore, our IP rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our IP rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Further, we have not established our IP rights in all countries in the world, and competitors may copy our designs and technology and operate in countries in which we have not prosecuted out IP. Failure to adequately protect our IP rights could result in our competitors using our IP to offer products, and competitors’ ability to design around our IP would enable competitors to offer similar or better energy storage products, in each case potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue, which would adversely affect our business, prospects, financial condition and operating results.
Our patents and patent applications, if issued, may not provide adequate protection to create a barrier to entry. The provisional and non-provisional patent applications that we own may not issue as patents or provide adequate protection to create a barrier to entry, which may hinder our ability to prevent the sale of competing products.
We cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford sufficient protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued in other regions. Furthermore, even if our patent applications are granted, some foreign countries provide significantly less effective patent enforcement than in the United States.
We intend to continue to regularly assess opportunities for seeking patent and other IP protections for certain aspects of our technology, designs and methodologies that we believe provide a meaningful competitive advantage. However, our ability to do so may be limited until such time as we are able to generate sufficient cash flow from operations or otherwise raise sufficient capital to continue to invest in our IP as seeking and maintaining such protection can be expensive. For example, maintaining patents in the United States and other countries requires the payment of maintenance fees and annuities, which may result in loss of our patent rights if we are unable to pay. If we are unable to so invest in our IP, our ability to protect it or prevent others from infringing on our proprietary rights may be impaired.
In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that we need to license or design around, either of which could increase our costs and may adversely affect our business, our prospects, and our operating results.
We may be subject to third-party claims of infringement, misappropriation or other violation of IP rights, or other claims challenging our agreements related to IP, which may be time-consuming and costly to defend, and could result in substantial liability.
Companies, organizations, or individuals, including our competitors, hold numerous patents or other IP rights related to technology used in our industry, some of which may prevent, limit, or interfere with our ability to make, use, develop, or sell our products or services, which could make it more difficult for us to operate our business. Those holding IP rights allegedly relating to our products or services could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise assert their rights by seeking royalties or injunctions, which may become more likely if we gain greater recognition in the market. If a claim is successfully brought in the future and we or our products or services are determined to have infringed, misappropriated, or otherwise violated a third party’s IP rights, we may be required to do one or more of the following:
•cease selling or using our products or services that incorporate the challenged IP;
•pay substantial damages;
•obtain a license from the holder of the relevant IP rights, which may not be available on reasonable terms or at all; or
•redesign our products, services, or means of production, which may not be possible or cost-effective.
Any of the foregoing could adversely affect our business, prospects, operating results, and financial condition. In addition, any litigation or claims, even if lacking merit, could harm our reputation, result in substantial costs and divert resources and management attention.
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
We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed proprietary information or know-how of their current or former employers or claims asserting ownership of what we regard as our own IP rights.
Many of our employees, consultants, and advisors are currently or were previously employed or engaged at other companies in our field, including our competitors or potential competitors. Although we take commercially reasonable measures designed to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may still be subject to claims that we or these individuals have used or disclosed IP rights, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable IP rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of IP rights to execute agreements assigning such IP rights to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops IP rights that we regard as our own. Additionally, the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our IP rights. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.
We utilize open-source software, which may pose particular risks to our proprietary software and solutions.
Like many of those in our industry, we use open-source software in our solutions. Companies that incorporate open-source software into their solutions have, from time to time, faced claims challenging the use of open-source software and compliance with open-source license terms. Some licenses governing the use of open-source software contain requirements that the licensee make available source code for modifications or derivative works created based upon the open-source software or that the licensee license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use (“copyleft restrictions”). Although we monitor our use of open-source software, we cannot ensure that all such software is free of copyleft restrictions . Additionally, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions as currently marketed or provided. Companies that incorporate open-source software into their products have, in the past, faced claims seeking enforcement of open-source license provisions and claims asserting ownership of open-source software incorporated into their product. If an author or other third party were to allege that we had not complied with the conditions of an open-source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our software. As a result of our current or future use of open-source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition, and results of operations.
Cyberattacks and other security breaches affecting, or significant interruptions to, information technology systems on which we rely could have an adverse effect on our business, operations and financial condition, including through harm to our reputation and exposure to liability.
In the ordinary course of our business, we collect, store, and transmit confidential information, including IP, proprietary business information, and personal information of customers, our employees, and contractors (collectively, “Confidential Information”). We also rely on computer systems, hardware, software, technology infrastructure, and online sites and networks for both internal and external operations that are critical to our business and the operation of our energy storage systems (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT Systems and Confidential Information, including computer malware and viruses (e.g., ransomware), malicious code, misconfigurations, bugs or other vulnerabilities, physical or electronic break-ins, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks and attacks by sophisticated nation-state and nation-state-supported actors, terrorism, war, infrastructure changes and capacity constraints, telecommunication and electrical failures, and similar attacks or disruptions. Any of these could lead to interruption and delays in our services and operations and the loss, misuse or theft of Confidential Information.
Such attacks against online networks have become more prevalent and there is an increased likelihood they may occur on our IT Systems or those of our third-party service providers in the future. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately detect, investigate, or remediate incidents or breaches due to attackers increasingly using tools and techniques—including artificial intelligence—that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, any successful attempt by cyber-attackers or other disruption to our services or IT Systems, could harm our business, result in regulatory investigations and enforcement actions, expose us to legal liability, cause us to incur material costs, including to provide required notifications to third-parties including data subjects, result in the misappropriation of funds or other IP, be expensive to investigate and remedy and damage our reputation or brand and ability to attract and retain customers. Insurance may not be sufficient to cover significant expenses and losses related to cyberattacks or other interruptions to our systems. Efforts to prevent cyber-attackers from entering IT Systems are expensive to implement, and there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information, and we may not be able to ensure the implementation or enforcement of the same with respect to our third-party vendors.
We continue to implement processes and procedures designed to enable us to quickly recover from a disaster or catastrophe and continue business operations. We have tested this capability under controlled circumstances. However, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular cyber incident, disaster or catastrophe, especially during peak periods, which could cause additional reputational damage, or loss of revenues, any of which could adversely affect our business, results of operations, and financial results. In addition, we have experienced rapid growth and may continue to grow in the future. In the event of such growth, our IT Systems may not be adequate, as currently designed, to protect us from data security breaches and other disruptions. In the future our energy storage systems and any digital platform that we develop may experience outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. We may also face changes in our energy storage systems, which could lead to damages, accidents and or system disruptions.
We have service agreements with data center developers and other third-party service providers, and interruptions to their services, their network providers or with the systems allocating capacity among their users, including us, could adversely affect our ability to serve our customers or perform our administrative work. Our third-party service providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy or reorganization, faced by our third-party service providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party service providers are unable to keep up with our needs for capacity, this could have an adverse effect on our business. In the event that our agreements with any of our third-party service providers are terminated, or we add additional cloud infrastructure service providers, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new cloud infrastructure service providers. Any of the above circumstances or events may harm our reputation and brand or increase our costs, and adversely affect our business, financial condition, and results of operations.
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
To date, we have deployed five fully operational BESSs. Our products may contain defects in design, engineering, or construction that may cause them not to perform as expected or may require repair. Additionally, our energy storage systems use a substantial amount of software to operate which may require modification and updates over the life of such systems. Software products are inherently complex and often contain defects and errors when first introduced. These defects and errors can manifest in any number of ways in our products, including through diminished performance, security vulnerabilities, malfunctions, or even permanently disabled products. Additionally, it is difficult for us to evaluate the manufacturing and construction of our energy storage systems until there are working examples that have been manufactured, constructed, and used by us and/or our customers.

There can be no assurance that we will be able to detect and fix any defects in the hardware or software of our energy storage systems, and such defects may not become apparent until a system is installed and operated by a customer. Our energy storage systems may not perform consistent with customers’ expectations or consistent with other energy storage systems which may become available. Any product defects or any other failure of our energy storage systems to perform as expected could harm our reputation and result in negative publicity, lost revenue, delivery delays, product liability claims and significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects. Any defects, errors, or other vulnerabilities discovered in our software after release could allow third parties to manipulate or exploit our software, resulting in lower revenue and exposing us to claims for damages, any of which could seriously harm our business. We also could face claims for product liability, tort, or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and seriously harm our reputation and our business.
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
Our energy storage systems are complex and incorporate technology and components that may contain design and manufacturing-related defects and errors and may in the future contain undetected defects or errors. Additionally, we have limited experience from which to evaluate the long-term performance of our energy storage systems. There can be no assurance that we will be able to detect and fix any defects in any of our energy storage systems prior to the sale to potential consumers.
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
Risks Related to Government Regulation
Changes to U.S. tariff and import/export regulations may have a negative effect on our business, financial condition and results of operations.
The United States has enacted significant tariffs and proposed changes to previously existing tariffs. In particular, the United States has finalized Section 301 tariff actions covering certain China-origin products, including a scheduled increase in the tariff rate applicable to lithium-ion non-electric vehicle batteries to 25% effective January 1, 2026. In addition, Section 232 tariffs were increased to 50% effective June 4, 2025 (subject to certain country-specific provisions).
Further, President Trump has continued to rely on the tariff power to drive trade negotiations globally resulting in fluctuating tariff rates especially with respect to tariff rates on imports from China.
As of the date of this Annual Report, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports from China, and President Trump has announced the imposition of a global 10% tariff that may be increased to 15%. There are also potential retaliatory tariffs that may be enacted in response to such actions. In light of these events, there continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties, and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us. We have operations, customers and suppliers in the U.S., China and other countries.
Our future financial performance may depend in part on the continued availability of rebates, tax credits and other government incentives and/or regulations relating to renewable energy and/or energy storage. The reduction, elimination, modification, expiration, or determination of inapplicability of such government incentives and/or regulations, or the potential of any such reduction, elimination, modification, expiration, or determination of inapplicability of such government incentives and/or regulations, could cause our revenue to decline and harm our business, operating results, and cash flows.
U.S. federal, state and local and non-U.S. governments provide incentives and/or implement regulations relating to mandating or encouraging the use of renewable energy and/or energy storage to owners, end users, distributors, system integrators, and manufacturers of renewable energy and energy storage products and solutions to promote renewable electricity and energy storage in the form of rebates, tax credits, and other financial incentives, such as system performance payments and payments for renewable energy credits associated with renewable energy generation, as well as through procurement requirements and market structures. The range and duration of these incentives and regulations varies widely by jurisdiction. Our business may rely on these incentives and/or regulations. However, such incentives and/or regulations may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a result of legal challenges, the adoption of new statutes or regulations, changes to existing regulations, new regulatory guidance, or the passage of time. Reductions, modification, terminations, or determination of inapplicability of government incentives and/or regulations may occur without warning. There is no guarantee that such policies, regulations, and incentives will continue to exist in current form, if at all. The reduction, elimination, modification, expiration, or determination of inapplicability of such government incentives and/or regulations, or the potential of any such reduction, elimination, modification, expiration, or determination of inapplicability of such government incentives and/or regulations, could cause our revenue to decline and harm our business, operating results, and cash flows.
For example, the IRA, adopted by the U.S. Congress in August 2022, contained a number of tax incentive provisions that directly support the adoption of energy storage solutions and services, including the Technology Neutral Credits and changes to the previous Section 48 non-“technology neutral” ITC. Among such changes were provisions that allow a taxpayer that placed in service a standalone energy storage technology with a minimum capacity of 5 kWh to claim an ITC, if certain requirements are met. On July 4, 2025, the OBBBA was signed into law and significantly modified certain provisions of the IRA, including those related to energy storage. Some of these changes could dampen demand for battery energy storage systems in the U.S., while other changes preserve robust support for standalone battery storage.
The OBBBA also implemented new FEOC/PFE restrictions that apply to all Technology Neutral Credits under Section 45Y and Section 48E of the Code, the advanced manufacturing credit (Section 45X of the Code), and other related incentives. Such FEOC/PFE rules are intended to deny tax credits to projects that are owned or controlled by certain foreign entities, or that source components from or make payments to such entities, including, but not limited to, Chinese entities. Under these rules, project owners or component suppliers with disqualifying foreign-entity ties must satisfy new sourcing and ownership tests or potentially forfeit credit eligibility; however, legacy IRA credits under Sections 45 and 48 of the Code for projects with construction commenced by December 31, 2024, remain fully grandfathered and unaffected by the FEOC/PFE regime. It is possible that our stock ownership could change in the future such that we become a PFE. Final eligibility and compliance will depend on forthcoming U.S. Department of Treasury, IRS, and FERC guidance on domestic-content metrics, PFE ownership testing rules, PFE material-assistance certifications, and storage-specific interconnection standards.
There is continuing uncertainty on certain aspects of the IRA and related guidance and the OBBBA and forthcoming related guidance. The full impact of the modifications to the tax credits and FEOC/PFE restrictions in the OBBBA, its accompanying guidance, and potential future changes in law that may apply to our business and operations as well as our customers’ and suppliers’ businesses cannot be known with certainty and we may not recognize the full extent of benefits we currently anticipate, which may materially and adversely impact our business, financial condition, and results of operations. We are continuing to evaluate the potential overall impact and applicability of these tax credits, as modified by the OBBBA, and any potential future changes in law on our business and operations.
We could be liable for environmental, health, and safety (“EHS”) issues resulting from our operations, which could impact our reputation, our business, and our operating results.
We are subject to EHS laws and regulations in jurisdictions in which we operate, including those governing worker safety, air emissions, discharges to water, and the transportation and disposal of hazardous materials and wastes. EHS laws also cover other topics, such as soil, noise, and impacts to natural resources, including various wildlife species, or areas, any of which we may be or become subject to in connection with our operations and projects. EHS laws and regulations can be complex and often change. These laws can give rise to strict, joint and several liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines, and penalties. Capital and operating expenses needed to comply with EHS laws and regulations can be significant, and violations may result in substantial fines and penalties or third-party damages.
Our operations involve the use of hazardous, flammable, and explosive materials in our battery and green hydrogen storage solutions. Our operations also produce hazardous wastes. We cannot eliminate the risk of contamination or injury from the generation, storage, use, transportation, release, or disposal of such materials. In the event of contamination or injury resulting from our or our third-party manufacturers’ use of, or associated with the generation, storage, use, transportation, release or disposal of, hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with administrative, civil, or criminal fines, penalties, and sanctions. We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from exposure to hazardous materials with a policy limit that we believe is customary for similarly situated companies and adequate to provide us with insurance coverage for foreseeable risks;

however, this insurance may not provide adequate coverage against potential liabilities and not all workers have or may agree to our workers’ compensation policy.
In addition, maintaining compliance with applicable EHS laws requires significant time and management resources and could cause delays in our ability to build out, equip and operate our facilities as well as service our installed energy storage systems, which would adversely impact our business, our prospects, our financial condition, and our operating results. In addition, EHS laws and regulations such as the Comprehensive Environmental Response, Compensation and Liability Act in the United States impose liability on several grounds without regard to fault, including for the investigation and cleanup of contaminated soil and ground water, for building contamination, for impacts to human health and for damages to natural resources. We could incur liability under EHS laws and regulations if contamination is discovered in the future at properties formerly or currently owned, leased or operated by us, or properties to which hazardous substances were sent by us. Such liability can be strict, joint and several. We are subject to various occupational health and safety laws which may require us to incur additional costs, disrupt operations, or otherwise adversely impact our business.
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
Further, most existing environmental laws and regulations preceded the introduction of energy storage technology and were adopted to apply to technologies existing at the time. These laws therefore do not necessarily reflect the realities of new technologies, and as policymakers work to adapt or establish regulatory frameworks or standards that apply to energy storage, we may be subject to various challenges. For example, it is possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting or expanding regulatory requirements. Safety laws and compliance related to energy storage may change over time, including standards related to lithium ion batteries and fire safety and minimizing the risk of starting or being impacted by a fire. Such actions could delay the sale to and installation by us or our customers of energy storage systems, require their modification or replacement, result in fines or trigger claims of warranties and defaults under customer contracts. Any of these developments could adversely affect our business, financial performance, and results of operations.
Our services depend on the creation of renewable energy by third parties, and changes to regulations and policies affecting renewable energy may adversely impact our business.
The installation and operation of our energy storage systems and the creation of renewable energy that they store may also require obtaining and maintaining applicable governmental approvals and permits, including EHS approvals and permits, which vary by jurisdiction. The denial of or delays in obtaining a permit essential to a project or the imposition of impractical conditions impairs the ability of those who provide renewable power to us and our customers or our own ability to develop a project. Further, unforeseen delays in the review and permitting process for renewable energy projects could increase the costs of the renewable energy that we store. Such delays may arise from litigation challenging project permits or approvals or from factors beyond our control, such as changes in policies and regulations regarding renewable energy projects, including energy storage systems. For example, on January 20, 2025, President Trump issued an executive order prohibiting federal agencies from issuing permits or approvals for wind energy projects pending a review of federal permitting procedures; though the U.S. District Court for the District of Massachusetts subsequently vacated the order in December 2025. We cannot predict when or whether federal or other governmental authorities may take similar actions with respect to other forms of renewable energy, but any policies limiting the production of renewable energy may adversely impact our business.
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
Additionally, our use of AI and machine learning may result in significant legal and regulatory risks. The legal landscape regarding the ownership, use and protection of AI-generated innovations remains uncertain in U.S. and foreign courts. If we fail to obtain or maintain protection for technologies developed through or reliant upon AI, our competitors may more easily design around our IP, diminishing our competitive advantage. Additionally, the regulation of AI is rapidly evolving. For example, international regulations like the EU AI Act, may increase our research and development costs, require disclosures that make it harder to protect our trade secrets, or result in fines and litigation if we fail to comply.
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
Risks Related to Ownership of Our Securities
Concentration of ownership among our named executive officers, directors, and their affiliates may prevent new investors from influencing significant corporate decisions.
As of December 31, 2025, our named executive officers, directors and their affiliates as a group beneficially own approximately 13.2% of our outstanding common stock. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, appointment and removal of officers, any amendment of the amended and restated certificate of incorporation and approval of mergers and other business combination transactions requiring stockholder approval. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.
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
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Out Business Startups Act of 2012 (the “JOBS Act”). As such, the Company is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2026. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, the Company may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
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
•a limited availability of market quotations for our securities;
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
Research and reports that industry or securities analysts publish about the Company, its business, market or competitors may influence the public market for our securities. If securities or industry analysts cease coverage of the Company, the price and trading volume of our publicly traded securities would likely be negatively impacted. If any of the analysts who may cover the Company adversely change their recommendation regarding our securities, or provide more favorable relative recommendations about our competitors, the price of our publicly traded securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on us, the Company could lose visibility in the financial markets, which in turn could cause the price or trading volume of our publicly traded securities to decline.
Because we have no current plans to pay cash dividends on the Company’s common stock for the foreseeable future, you may not receive any return on investment unless you sell the Company’s common stock for a price greater than that which you paid for it.
The Company may retain future earnings, if any, for future operations and expansion and has no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends will be made at the discretion of the Company’s Board and will depend on, among other things, the Company’s results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Company’s Board may deem relevant. In addition, the Company’s ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness it or its subsidiaries incur. As a result, you may not receive any return on an investment in the Company’s common stock unless you sell your shares of common stock for a price greater than that which you paid for it.
The Company may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the Company’s common stock.
As of December 31, 2025, the Company had warrants outstanding to purchase an aggregate 15,238,774 shares of our common stock. In addition, as of December 31, 2025, the Company was able to issue an aggregate of up to 42,995,959 shares of common stock pursuant to our 2022 Equity Incentive Plan (the “2022 Incentive Plan”), 8,000,000 shares of common stock pursuant to our 2022 Employment Inducement Award Plan (the “2022 Inducement Plan”), and 8,000,000 shares of common stock pursuant to our 2025 Employment Inducement Award Plan (the “2025 Inducement Plan”), which amounts are inclusive of previously granted awards and which may be subject to increase from time to time. The amount available for issuance under the 2022 Incentive Plan does not include outstanding options granted under 2017 Stock Incentive Plan or our 2020 Stock Incentive Plan that could become available for issuance under the 2022 Incentive Plan to the extent such options expire without exercise or are withheld to satisfy tax withholding obligations due upon exercise. The Company may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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
•changes in our dividend policy;
•sales of shares of our common stock by significant stockholders;

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
Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors through various corporate actions, including Board nominations and proxy contests. We may become subject to one or more campaigns by stockholders who desire to increase stockholder value in the short term. If we become engaged in a proxy contest with an activist stockholder in the future, our business and operations could be adversely affected as responding to such contests or other activist stockholder actions would be costly and time-consuming, and we would expect that such actions would disrupt our operations and divert the attention of management and our employees from executing our strategic plans and product launch. In addition, if individuals are elected to our Board with a specific agenda or without relevant experience or expertise, it may adversely affect the ability of the Board to function effectively, as well as our ability to effectively and timely implement our strategic plans, which are focused on building stockholder value. Any perceived uncertainties as to our future direction as a result of stockholder activism or changes to the composition of our Board may lead to the perception of a change in the direction of our business and instability or lack of continuity with respect to our products which may cause concerns for our customers or be exploited by our competitors. As a result, we could experience significant volatility and a decline of our stock price, the loss of potential business opportunities and difficulties in attracting and retaining qualified personnel and customers.
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
The Audit Committee receives regular reports from the Chief Information Officer (“CIO”) on our cybersecurity risks. In addition, the CIO updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
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
Energy Vault’s CIO has more than 25 years of cybersecurity and risk management experience across multiple market verticals, including extensive experience overseeing critical and complex cybersecurity teams spanning multiple federal agencies and private industry. Further, the Audit Committee has a combined fifteen years of experience in organizational cybersecurity and risk management.
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
ITEM 2. PROPERTIES
Our principal offices are located in Westlake Village, California, Vienna, Virginia, and Lugano, Switzerland. The Westlake Village office serves as our U.S. headquarters and the Lugano office serves as our international headquarters. The Westlake Village facility consists of 10,042 square feet and is under a lease that expires in December 2029. The Lugano facility is under a lease that expires in July 2027. The Vienna facility is under a lease that expires in January 2027.
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
Holders of Record
At March 13, 2026, there were 103 holders of record of our common stock.
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
Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of the Company’s equity securities during 2025, other than those previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Repurchase of Equity Securities
There were no repurchases of the Company’s equity securities during 2025.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s consolidated results of operations and financial condition as of December 31, 2025 and for the fiscal year ended December 31, 2025. The discussion and analysis should be read together with our audited consolidated financial statements and related notes that are included elsewhere in this Annual report on Form 10-K. This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Annual Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries both prior to the consummation of and following the Merger (as defined below).
Our Business
Energy Vault delivers a diversified portfolio of energy storage solutions to third parties, including proprietary gravity, battery, and green hydrogen-based technologies, supported by our technology-agnostic energy management software and integration capabilities. Beginning in 2024, we initiated a multi-year transition from primarily delivering projects through build-and-transfer arrangements and licensing models toward a more integrated model that includes selectively developing, owning, and operating energy storage assets, while continuing to provide technology, integration, software, and long-term services to customers. We believe this strategy is supported by our experience across multiple storage technologies, system integration and controls capabilities, and established global presence, as well as access to project-level capital through our Asset Vault platform.
Through this integrated model, we offer utilities, independent power producers, and large energy users solutions that may include standalone energy storage, integrated generation and storage configurations, and related power infrastructure. We manage projects across the lifecycle, from sourcing and development through permitting and interconnection, engineering and construction management, commissioning, and operations, and we provide software enabled monitoring, controls, and services intended to support asset availability, operational efficiency, and lifecycle performance.

Key Factors and Trends Affecting our Business
We believe that our performance and future success depend upon several factors that present significant opportunities for us, but also pose risks and challenges including those discussed below and in Part I, Item 1A. “Risk Factors.”
Impact of Tariffs
U.S. trade policy and tariff actions have affected the cost and availability of certain inputs used in our B-VAULT products and related project delivery. Beginning February 4, 2025, the United States imposed additional duties on imports from China and Hong Kong under IEEPA, which were increased effective March 4, 2025. In parallel, the United States imposed additional IEEPA based reciprocal duties on China origin goods in April 2025, which escalated to significantly higher levels by April 10, 2025. The United States and China subsequently announced tariff reductions and pauses beginning in mid-May 2025, and in November 2025 the United States implemented additional executive actions that (i) reduced the IEEPA fentanyl related additional duty rate on China origin imports and (ii) extended the reduced reciprocal duty framework through November 10, 2026, subject to the terms and conditions of the arrangement.
These tariff actions and related uncertainty materially affected our operations. Several third party sales projects within our backlog and developed pipeline experienced delays or cancellations due to the anticipated increase in costs associated with importing B-VAULT products from China. In addition, separate from IEEPA based duties, Section 301 tariff rates applicable to certain China origin products continued to evolve. For example, pursuant to U.S. Trade Representative actions finalized in 2024, the Section 301 duty rate applicable to lithium ion non electric vehicle batteries increased to 25% effective January 1, 2026. Depending on product classification and the interaction of applicable tariff programs, cumulative duty burdens can be significant and can materially affect project pricing and competitiveness.
On February 20, 2026, the U.S. Supreme Court held that IEEPA does not authorize the President to impose tariffs, and IEEPA based tariffs were invalidated. The decision does not affect Section 301 tariffs Section 232 tariffs. The Supreme Court decision did not address the process for obtaining refunds of IEEPA based duties previously paid, and the timing and availability of any potential duty relief remain uncertain. In response, the U.S. government has indicated it may continue to impose tariffs using other statutory authorities, which could affect future tariff levels, compliance requirements, and our ability to forecast costs and secure long term sales contracts.
In addition to U.S. tariffs, China has implemented and proposed export control measures affecting certain upstream materials and manufacturing inputs relevant to batteries, including graphite related controls that can affect availability, lead times, and cost. In response to the evolving trade environment, we are actively exploring alternative sourcing options, including vendors with manufacturing capabilities outside of China, to mitigate tariff and trade restriction impacts. As of the filing date of this Annual Report, we have not successfully imported our B-VAULT products from non-Chinese suppliers on an economical basis.
Should trade tensions escalate further, or if additional tariffs, trade restrictions, export controls, or retaliatory measures are implemented or reinstated, our ability to source B-VAULT products or sell them at competitive prices could be adversely affected, which could have a material adverse impact on our business, results of operations, and cash flows.
U.S. Energy Storage Regulation and Legislation
U.S. federal, state, and local authorities continue to review, implement, and modify policies, incentives, regulations, and legislation that can affect the economics and deployment of energy storage, including through tax credits, permitting and interconnection rules, and wholesale market participation frameworks. The timing, interpretation, and implementation of these programs can vary across administrations and may involve phased guidance and rulemaking over time. As a result, there can be uncertainty regarding eligibility, compliance requirements, and the timing and magnitude of benefits available to any particular project. We cannot guarantee we will realize any or all of the anticipated benefits or incentives under any such enacted regulations or legislation. These uncertainties can affect customer decision timelines, the ability to structure and finance projects, and the documentation required to support credit eligibility and monetization.
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
Projects may also qualify for increased credit amounts and bonus credits, subject to detailed requirements. For example, projects may be eligible for increased credit amounts where prevailing wage and apprenticeship requirements are satisfied, and certain projects may qualify for bonus credits, including domestic content, subject to applicable rules and certification requirements. The IRS continues to publish and update guidance and resources that can affect the application of these rules to energy storage projects.
In 2025, Congress enacted the OBBBA, which introduced additional changes and compliance considerations affecting energy related tax incentives. Among other items, the OBBBA imposed FEOC/PFE concepts and related restrictions that apply to Technology Neutral Credits under Sections 45Y and 48E of the Code and the advanced manufacturing credit under Section 45X of the Code, including ownership, debt, and effective control restrictions (including through the grant of rights through various agreements or licensing rights that are otherwise retained by such entities) in respect of PFEs. The OBBBA also limits the availability of Technology Neutral Credits for projects that receive material assistance from a PFE. The applicability of the FEOC/PFE restrictions is dependent on statutory effective dates and project timing, including beginning of construction dates. Legacy credits under Sections 45 and 48 of the Code for projects that began construction by December 31, 2024 are generally governed under the prior framework, subject to applicable rules, and are not subject to the FEOC/PFE restrictions. The U.S. Department of Treasury and IRS guidance in this area continues to evolve, including guidance addressing FEOC/PFE restrictions. Additional rulemaking and market practice may affect how these requirements are applied and documented. We cannot guarantee we will realize any or all of the anticipated benefits or incentives under any such enacted regulations or other guidance. We continue to monitor these developments.
Third-Party Project Delivery
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
Our cost projections for our third-party business and for our owned projects are heavily dependent upon raw materials (such as steel), equipment (such as motors, batteries, inverters, and power electronic devices), and technical and construction service providers (such as engineering, procurement, construction firms). Changes in the cost or availability of these inputs, including due to tariffs, supply constraints, or inflation, can affect project pricing, delivery schedules, and margins, depending on contract terms and the timing of procurement.
Energy Storage Industry
The utility scale energy storage industry continues to expand, driven by increased demand for electricity, global transitions toward renewable energy, and increased focus on grid resilience.
Recent reliability sector publications, including the North American Electric Reliability Corporation 2025 Long Term Reliability Assessment published in January 2026, indicate that load growth expectations have increased meaningfully, with data centers, electrification, and new large industrial and manufacturing facilities among the most cited drivers of incremental demand.
In December 2025, the Australian Energy Market Operator published the Draft 2026 Integrated System Plan, which describes development pathways for the National Electricity Market through 2050. The Draft 2026 Integrated System Plan indicates that material growth in dispatchable capacity and energy storage is expected to be required to support reliability and the integration of higher levels of renewable generation over time, reflecting ongoing expansion in the market for utility scale energy storage.
Over the past decade, deployment of renewable energy resources has accelerated and there has been an industry wide push for decarbonization, which is increasing the demand for grid scale energy storage. A major obstacle to transitioning to renewable sources of energy such as wind and solar is the intermittent availability of these types of energy sources. Energy storage solutions are needed to balance the production intermittency of variable renewable energy to support a clean energy future and a balanced electrical grid infrastructure. Both government mandates and companies focused on reducing energy use, cost, and emissions are expected to propel the shift to renewable sources of power.
Additionally, software solutions play a vital role in assisting energy storage owners in managing the growing complexities of renewable energy and energy storage markets. As renewable and energy storage asset portfolios expand globally, these stakeholders will need software solutions that enhance asset performance and boost revenue while reducing total ownership costs.
Our expansion of revenue depends on the ongoing adoption of energy storage solutions by our customers and our ability to source, execute, and operate energy storage projects with attractive economics. The growth of the energy storage market that we address is primarily driven by the decreasing cost of energy storage technologies, government mandates, financial incentives to reduce greenhouse gas emissions, and efforts to enhance grid stability and efficiency. These dynamics are driving demand for increased energy storage capacity and duration.

Competition
The market for our products and services is competitive, and we may face increased competition as new and existing competitors introduce energy storage solutions, components, and project delivery models. Competitive dynamics in the battery energy storage market continue to be influenced by manufacturing scale, changes in battery and component pricing, vertical integration, and evolving trade and supply chain conditions, which can increase pricing pressure, compress margins, and affect delivery timelines. In addition, as we expand our Own and Operate activities through Asset Vault, we also compete with existing and emerging independent power producers, developers, and asset owners for project sites, interconnection capacity, offtake arrangements, and project financing. As we expand our software and services offerings, we also face competition from software providers, original equipment manufacturers, and integrators that offer software enabled controls, optimization, and asset management solutions. If we are not able to compete effectively, if our market share declines due to increased competition, or if competition reduces margins or delays project execution, our revenue, results of operations, and ability to generate profits and cash flows could be adversely affected.
Regulatory Environment and Compliance
Federal, state, and local statutes and regulations concerning electricity materially influence the market for our products and services. These requirements directly affect our owned asset business and indirectly affect our third party sales business, particularly with respect to permitting, siting, and interconnection of energy storage systems, as well as compliance with applicable codes and safety standards. Regulatory frameworks also affect how energy storage participates in wholesale markets, including market rules administered by regional transmission organizations and independent system operators and related Federal Energy Regulatory Commission oversight, which can influence dispatch, revenues, and operational requirements for storage resources.
Each of our owned installations and our customers’ installations must be designed, constructed, and operated in compliance with applicable federal, state, and local regulations, codes, standards, guidelines, and laws. To develop, install, and operate energy storage systems, we, our customers, or our partners, as applicable, are required to obtain permits and approvals from authorities having jurisdiction, including zoning and land use approvals, building and electrical permits, fire and life safety approvals, and environmental permits where applicable. Energy storage systems typically require interconnection studies and agreements with the applicable transmission provider or local utility, and interconnection timelines and requirements may be affected by evolving interconnection processes and reforms.
Recent Developments
Asset Vault
In October 2025, we launched Asset Vault, a fully consolidated subsidiary dedicated to developing, building, owning, and operating energy storage assets. In support of this strategy, we entered into a preferred equity investment arrangement with Orion Infrastructure Capital and affiliated funds (collectively “OIC”), providing a $300 million capital framework to fund the acquisition and development of a portfolio of energy storage assets. Asset Vault supports a vertically integrated model in which the Company can self-perform EPC activities and provide long-term service arrangements, while also owning and operating assets to generate recurring cash flows, subject to project financing, permitting, interconnection, offtake execution, and other factors. Additionally, pursuant to the contribution agreement, in exchange for 1.2 billion common units of Asset Vault, Energy Vault contributed to Asset Vault:
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
SOSA
On October 23, 2025, the Company acquired all of the membership interests in SOSA from Savion, LLC (“Savion”) pursuant to a membership interest purchase agreement. The acquisition provides the Company with development rights to a 150 MW / 300 MWh BESS (“SOSA BESS”) to be located in Madison County, Texas.

The purchase price for the membership interests consists of both upfront and contingent components. The Company paid $4.7 million at closing. In addition, the member interest purchase agreement provides for a contingent consideration payment due within 30 days of the SOSA BESS reaching commercial operations. Under the membership interest purchase agreement, the total purchase price is $6.3 million if the SOSA BESS reaches commercial operations before June 1, 2026, or $5.7 million if it reaches commercial operations after June 1, 2026. Construction on the SOSA BESS began in early January 2026 and the Company currently expects it to reach commercial operations in the second quarter of 2027, therefore the final purchase price is expected to be $5.7 million.
EBOR New South Wales Project
In February 2026, we and our Australian development partner, Bridge Energy Pty Ltd, were awarded a 14-year Long-Term Energy Service Agreement by AusEnergy Services for the Ebor Battery Energy Storage System project in New South Wales, Australia. The 100 MW / 870 MWh project is expected to provide eight hours of dispatchable capacity and is expected to commence operations in 2028, subject to obtaining necessary contractual and regulatory approvals. We hold an exclusive option to acquire and construct the project, which will utilize our proprietary B-VAULT technology and EMS, and will be owned and operated under our Asset Vault platform.
Strategic Development Agreement with Peak Energy
On February 9, 2026, we announced that we executed a definitive supply agreement with Peak Energy securing 1.5 gigawatt-hours of Peak Energy's U.S. manufactured sodium-ion battery systems.
Strategic Framework Agreement with Crusoe
On February 11, 2026, we announced a strategic framework agreement with Crusoe, Inc. ("Crusoe") for the phased deployment of Crusoe Spark modular data centers at Energy Vault’s technology center in Snyder, Texas. The initial program is scalable up to 25 MWs of total load to be operated inside Crusoe’s proprietary Spark modular AI factory product, with planned deployments expected in 2026.
Issuance of Convertible Debentures
In three transactions from September 22, 2025 to December 30, 2025, we issued an aggregate of $65.0 million of convertible debentures (the “Convertible Debentures”) to YA PN II, Ltd., an affiliate of Yorkville Advisors Global, LP. On February 19, 2026, we redeemed approximately $45.0 million of the Debentures. Refer to “Liquidity and Capital Resources—Sources of Liquidity—Convertible Debentures” below for additional information.
Issuance of 5.250% Senior Convertible Notes due 2031
On February 17, 2026, we closed an upsized offering of $140.0 million of our 5.250% Senior Convertible Notes due 2031 (the “Senior Convertible Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. The offering was upsized from the previously announced offering size of $125.0 million aggregate principal amount of Senior Convertible Notes. The initial purchasers subsequently exercised their option to purchase an additional $10.0 million of Senior Convertible Notes, in a transaction that closed on February 27, 2026. Refer to “Liquidity and Capital Resources—Sources of Liquidity—Convertible Senior Notes” below for more information.

Key Operating Metrics
The following tables present our key operating metrics for the periods presented (value in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Value	MWh	Value	MWh
Net Bookings
Contracted bookings	$579,853	1,226	$406,183	1,281
Contingent option bookings	489,960	800	—	—
Cancellations	—	—	(182,238)	(400)
Net bookings	$1,069,813	2,026	$223,945	881

	December 31, 2025		December 31, 2024
	Value	MWh	Value	MWh
Developed Pipeline	$2,409,374	5,152	$2,085,908	9,194
Backlog (1)	1,305,515	3,399	433,886	1,574
__________________
(1) Backlog as of December 31, 2025 includes $490.0 million related to a project where the Company has the exclusive right to exercise an option to acquire the project and the Company intends to exercise its option.
Bookings
Net bookings represent the sum of contracted bookings and contingent option bookings, net of cancellations, measured in total aggregate contract value and total MWhs. Contracted bookings are from customer contracts signed during the period. Contingent option bookings are from projects where the Company holds an enforceable exclusive purchase right and intends to exercise that right, even if the option has not been exercised as of period end.
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
Backlog
Backlog represents (i) contracted but unrecognized revenue from third party projects and services yet to be completed, (ii) unrecognized revenue or other income from IP licensing agreements, and (iii) unrecognized revenue from tolling arrangements for projects operated by Energy Vault or affiliates, in each case, that is associated with contracted bookings and contingent option bookings (as defined above). Backlog includes contracted backlog and contingent option backlog. Contracted backlog reflects unrecognized revenue associated with binding, fully executed agreements. Contingent option backlog reflects unrecognized revenue associated with projects where the Company holds an enforceable exclusive purchase right and intends to exercise that right, even if the option has not been exercised as of period end, and is contingent on the Company exercising the applicable purchase right and subsequent project execution. If the Company does not exercise an option, or if the underlying terms or assumptions change such that inclusion is no longer appropriate, the related contingent option backlog is removed or updated in the period of change.
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
We cannot guarantee that our bookings, backlog, or developed pipeline will result in actual revenue in the originally anticipated period, or at all. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. Many of our projects require government approvals, third-party financing, and other contingencies, many of which are beyond our control. If our bookings, backlog, or developed pipeline fail to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. See “Risk Factors - Our total backlog, bookings, and developed pipeline may not be indicative of our future revenue, which could have a material impact on our business, financial condition, and results of operations” in this Annual Report.
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
The Company enters into tolling and power purchase agreements (“PPA”) under which counterparties may sell energy stored in the Company’s energy storage systems or request that the Company dispatch energy on their behalf. Each agreement is evaluated to determine whether it qualifies as a lease under Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) or a customer contract under ASC 606, Revenue from Contracts with Customers (“ASC 606”). As of December 31, 2025, two energy storage systems were operating commercially: one accounted for as an operating lease under ASC 842 and one accounted for as a customer contract under ASC 606.
For the arrangement accounted for under ASC 606, fixed consideration is recognized on a straight-line basis over the contract term. For the arrangement accounted for as a lease under ASC 842, fixed consideration is recognized as operating lease revenue on a straight-line basis over the lease term and variable lease payments are recognized in the period the underlying energy is delivered.
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
Research and Development (“R&D”) Expenses
R&D expenses consist primarily of internal and external expenses incurred in connection with our research activities and development programs that include material costs directly related to product development, testing and evaluation costs, construction costs including labor and transportation of material, overhead related costs and other direct expenses consisting of personnel-related expenses and consulting expenses relating to study of product safety, reliability and development. Personnel-related expenses consist of salaries, benefits, and stock-based compensation expense.
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
Change in fair value of financial instruments carried at fair value
Change in fair value of financial instruments carried at fair value represents a gain or loss from the change in fair value of the Company’s convertible debentures, warrant liabilities, and derivative assets and liabilities.

Interest Expense
Interest expense consists of contractual interest expense and amortization of non-cash debt and financing costs related to short and long-term loans, insurance premium financings, and finance leases.
Interest Income
Interest income primarily consists of interest income from our money market funds and interest-bearing savings accounts.
Other income (expense)
Other income (expense) includes foreign currency gains and losses and non-recurring non-operating gains and losses.
Results of Operations
Consolidated Comparison of Year Ended December 31, 2025 to December 31, 2024
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2025	2024	$ Change
Revenue	$203,671	$46,199	$157,472
Cost of revenue	155,681	40,012	115,669
Gross profit	47,990	6,187	41,803
Operating expenses:
Sales and marketing	13,698	15,839	(2,141)
Research and development	14,635	25,999	(11,364)
General and administrative	81,180	62,971	18,209
Provision for credit losses	9,409	29,980	(20,571)
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	3,435	1,058	2,377
Loss on impairment and sale of long-lived assets	—	336	(336)
Total operating expenses	122,357	136,183	(13,826)
Loss from operations	(74,367)	(129,996)	55,629
Other income (expense):
Interest expense	(8,464)	(123)	(8,341)
Interest income	1,100	5,537	(4,437)
Change in fair value of financial instruments carried at fair value	(8,179)	(1,025)	(7,154)
Impairment of equity securities	—	(11,730)	11,730
Other income (expense), net	(5,985)	1,591	(7,576)
Loss before income taxes	(95,895)	(135,746)	39,851
Provision for income taxes	7,763	67	7,696
Net loss	$(103,658)	$(135,813)	$32,155

Revenue
The Company recognized revenue for the product and service categories as follows for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31,
	2025	2024
Sale of energy storage products	$196,198	$44,592
Tolling and PPA revenue	2,337	—
Operation and maintenance services	1,284	1,090
Software licensing	540	402
IP licensing	3,312	115
Total revenue	$203,671	$46,199
Revenue for the year ended December 31, 2025 was $203.7 million, an increase of $157.5 million from $46.2 million for the year ended December 31, 2024. The increase was primarily driven by a $151.6 million increase in energy storage product sales due to the ramp-up of the Company’s EPC projects in Australia and the completed delivery of equipment under an EEQ contract in the U.S., a $3.2 million increase in IP licensing revenue following the B-VAULT licensing agreement in the first quarter of 2025, and $2.3 million of tolling and PPA revenue from the Cross Trails and CRC, which both began commercial operations in 2025.
Revenue from two customers accounted for 56% and 32% of total revenue, respectively, for the year ended December 31, 2025 and revenue from two customers accounted for 75% and 19% of total revenue, respectively, for the year ended December 31, 2024.
Cost of Revenue
Cost of revenue for the year ended December 31, 2025 was $155.7 million, an increase of $115.7 million from $40.0 million for the year ended December 31, 2024. The increase was primarily driven by higher costs from energy product sales, consistent with the ramp up of energy storage product sales in 2025.
Gross Profit and Gross Profit Margin
Gross profit for the year ended December 31, 2025 was $48.0 million, an increase of $41.8 million from $6.2 million for the year ended December 31, 2024. The increase was driven primarily by higher contributions from energy storage product sales, higher margin IP licensing revenue, and lower warranty expense compared to the prior year, including a favorable adjustment in 2025 resulting from a change in estimated warranty costs. These favorable impacts were partially offset by higher depreciation and amortization expense associated with Cross Trails and CRC, which began commercial operations in 2025.
Gross profit margin increased to 23.6% for the year ended December 31, 2025 from 13.4% for the year ended December 31, 2024, primarily reflecting higher margins on energy product sales, a higher mix of IP licensing revenue in 2025, which carries no associated cost of revenue, and lower warranty expense compared to the prior year.
Sales and Marketing Expenses
Sales and marketing expenses for the year ended December 31, 2025 were $13.7 million, a decrease of $2.1 million from $15.8 million for the year ended December 31, 2024. The decrease was driven primarily by cost control measures and lower S&M headcount, which together reduced personnel-related expenses by $0.5 million, consulting fees by $0.5 million, and external marketing and public relations costs by $0.7 million.
Research and Development Expenses
Research and development expenses for the year ended December 31, 2025 were $14.6 million, a decrease of $11.4 million from $26.0 million for the year ended December 31, 2024. The decrease was driven primarily by cost control measures and lower R&D headcount, which reduced personnel-related expenses by $7.0 million, engineering and development costs by $3.3 million, and software costs by $0.5 million.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2025 were $81.2 million, an increase of $18.2 million from $63.0 million for the year ended December 31, 2024. The increase was driven primarily by higher personnel-related costs of $12.1 million due to increased G&A headcount, a $3.0 million increase in legal and professional fees, a

$1.6 million increase in project development costs, a $0.9 million increase in consulting costs, and a $0.6 million increase in software costs. The increase in G&A headcount and costs are primarily related to the Company’s strategic shift toward an Own & Operate business model.
Provision for Credit Losses
Provision for credit losses for the year ended December 31, 2025 was $9.4 million, a decrease of $20.6 million from $30.0 million for the year ended December 31, 2024. In 2025, the provision for credit losses was driven by a $5.5 million provision related to the Company’s customer financing receivable and $3.8 million related to the Company’s convertible note receivable from DG Fuels. The Company fully reserved the customer financing receivable in 2025 due to continued non-collection from the customer, and the Company fully reserved the DG Fuels convertible note receivable and accrued interest due to the investee’s financial difficulties.
In 2024, the provision for credit losses was driven by a $24.1 million provision related to a refundable deposit advanced to a customer and a $4.7 million provision related to the Company’s customer financing receivable.
Depreciation, Amortization, and Accretion Expense (Excluding Amounts Included in Cost of Revenue)
Depreciation, amortization, and accretion expense (excluding amounts included in cost of revenue) for the year ended December 31, 2025 was $3.4 million, an increase of $2.4 million from $1.1 million for the year ended December 31, 2024. The increase was driven primarily by depreciation on the Snyder CDU, which was placed into service in 2025.
Interest Expense
Interest expense for the year ended December 31, 2025 was $8.5 million, an increase of $8.3 million from $0.1 million for the year ended December 31, 2024. The increase in interest expense for the year ended December 31, 2025 reflects higher interest costs associated with debt financings obtained in 2025, whereas in 2024 the Company’s borrowings were limited to insurance premium financing arrangements with minimal interest costs.
Interest Income
Interest income for the year ended December 31, 2025 was $1.1 million, a decrease of $4.4 million from $5.5 million for the year ended December 31, 2024. The decrease in interest income for the year ended December 31, 2025 reflects lower average interest-bearing cash balances compared to 2024.
Change in Fair Value of Financial Instruments Carried at Fair Value
Change in fair value of financial instruments carried at fair value was a loss of $8.2 million for the year ended December 31, 2025, an increase of $7.2 million compared to a loss of $1.0 million for the year ended December 31, 2024. The loss in 2025 was driven by a $4.4 million loss on the Company’s convertible debentures and a $3.8 million loss on the Company’s liability-classified warrants. The loss in 2024 was fully attributable to the change in fair value of the Company’s conversion option in DG Fuels accounted for as a derivative.
Other Income (Expense), Net
Other expense, net for the year ended December 31, 2025 was $6.0 million, a change of $7.6 million from other income, net of $1.6 million for the year ended December 31, 2024. Other expense, net for the year ended December 31, 2025 primarily reflects $2.1 million in costs related to selling shares under the Hudson Equity Purchase Agreement, $1.9 million in transaction costs that were expensed related to the issuance of the redeemable non-controlling interest, a $1.5 million loss on debt extinguishment, and $1.1 million of foreign exchange losses, partially offset by a $0.4 million gain on the sale of R&D equipment.
Other income, net for the year ended December 31, 2024 primarily reflects a $1.5 million gain recognized on the derecognition of a related-party contract liability.
Provision for Income Taxes
Provision for income taxes for the year ended December 31, 2025 was $7.8 million, an increase of $7.7 million from $0.1 million for the year ended December 31, 2024. The increase in the income tax provision primarily relates to a valuation allowance recorded against the Company’s deferred tax assets to reduce the Company’s ITCs to their net realizable value upon their transfer to a third-party purchaser.
Liquidity and Capital Resources
Sources of Liquidity
Historically, Energy Vault has financed its net cash used in operating and investing activities primarily through the issuance and sale of equity, proceeds from the reverse recapitalization and private investment in public equity (“PIPE”)

transaction completed in 2022, and debt financings. In 2025, we also entered into a preferred equity investment arrangement at Asset Vault to support the development, acquisition, and ownership of energy storage assets.
For corporate-level liquidity, we have accessed unsecured debt financings. Our indebtedness ranks senior to our common equity. If we raise additional funds through the issuance of debt securities, such instruments could also rank senior to our common equity and may include covenants or other terms that impose restrictions on our operations. Volatility in the credit markets and broader financial services sector could impact the availability and cost of both debt and equity financing in the future.
In addition to corporate-level liquidity, in 2025 we launched Asset Vault, a fully consolidated subsidiary dedicated to developing, building, owning, and operating energy storage assets. In support of this strategy, we entered into a preferred equity investment arrangement with OIC, providing a $300 million capital framework to fund the acquisition and development of a portfolio of energy storage assets. We have raised, and expect to continue to raise, project-level capital to support the development, construction, ownership, and operation of energy storage assets, including through Asset Vault and other project-specific financing vehicles. Such project-level capital has included preferred equity and project-level secured debt incurred by the subsidiaries that hold the applicable project assets (including subsidiaries of Asset Vault). This project-level debt is generally secured by the underlying energy storage systems and related project assets and is intended to be supported by, and repaid from, project cash flows, and may include customary limited-recourse provisions (including specified sponsor or project-party indemnities and other limited obligations) rather than full recourse to Energy Vault Holdings, Inc. While project-level financing can enable us to scale owned-asset deployments and manage corporate liquidity needs, the availability and cost of such financing depend on a variety of factors, including project readiness, permitting and interconnection status, contracted offtake and other revenue arrangements, counterparty credit, market conditions and interest rates, and evolving tax credit eligibility requirements and trade policy.
To support non-cash backed performance bonding and surety obligations required under project EPC agreements, the Company partners with Marsh to access bonding and surety instruments issued by top-rated insurance firms. .
As part of our ongoing business operations, the Company had a sales backlog of $1.3 billion as of December 31, 2025. Management expects this backlog to contribute to the future funding of our business, supported by a robust developed pipeline, which we anticipate to convert into additional contracted backlog as new agreements are executed.
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
Management believes that its cash, cash equivalents, and restricted cash as of December 31, 2025, together with expected cash flows from operations and existing funding arrangements, will be sufficient to fund operating activities and meet obligations for at least the next twelve months from the date of issuance of these consolidated financial statements. This assessment does not assume any future proceeds from the exercise of outstanding warrants.
Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its majority and wholly-owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell the ITCs generated by CRC, Cross Trails and the Snyder CDU. On February 26, 2026, the Company collected $11.8 million in proceeds from the transfer of the Cross Trails ITC to the third-party purchaser. As of the date of the Annual Report, the sales of the eligible ITCs generated by the CRC HESS and Snyder CDU are expected to close following the satisfaction of certain customary closing conditions.
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
During the year ended December 31, 2025, the Company received proceeds of $6.8 million from the sale of common stock under the Hudson Equity Purchase Agreement.
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
The Company’s Convertible Debentures (defined in sections below) restrict the Company from selling shares under the Hudson and Helena Equity Purchase Agreements unless the note holder provides consent.
CRC Bridge Loan
On March 31, 2025, CRC, a majority-owned subsidiary of the Company, entered into a $27.8 million credit agreement with Jefferies, as administrative agent, collateral agent, and lender. The CRC Bridge Loan was intended to provide interim financing until long-term debt could be arranged. The CRC Bridge Loan carried a 9.5% annual interest rate and had a scheduled maturity date of April 23, 2025. After deducting closing fees, net proceeds totaled $26.8 million. On April 4, 2025, the Company refinanced the full outstanding balance of the CRC Bridge Loan through the issuance of $27.8 million in CRC Senior Notes (as described below).
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
The obligations under the Cross Trails Senior Note are secured by a first priority security interest in substantially all of the assets of the Cross Trails Borrower, including the project assets, accounts, and related collateral, as well as the membership interests in the Cross Trails Borrower. The Cross Trails Senior Note contains customary affirmative and negative covenants for a project financing of this type, including limitations on additional indebtedness, liens, asset sales, investments, affiliate transactions, and distributions. The Cross Trails Borrower is also required to maintain certain financial ratios, including a minimum debt service coverage ratio of 1.10:1.00, and to maintain insurance, deliver certain financial and other reports, and comply with applicable laws and permits.
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
The Company did not fully repay the Cedar Arrangement within 60 days of funding, therefore the applicable aggregate amount to be remitted to Cedar will be $6.3 million. Through December 31, 2025, the Company had remitted $2.8 million to Cedar, with $3.5 million remaining.
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
Convertible Debentures
On September 22, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company agreed to issue senior unsecured convertible debentures in multiple tranches with an aggregate principal amount of up to $50.0 million. On December 30, 2025, the Purchase Agreement was amended to increase the aggregate principal amount to $65.0 million (collectively, the “Convertible Debentures”).
The initial tranche of $30.0 million (“Tranche 1”) was funded on September 22, 2025 at 97% of par, resulting in net proceeds of $29.1 million. The second tranche of $20.0 million (“Tranche 2”) was funded on December 16, 2025 at 97% of par, resulting in net proceeds of $19.4 million. The third tranche of $15.0 million (“Tranche 3”) was funded on December 30, 2025 at 98% of par, resulting in net proceeds of $14.7 million.
Tranches 1 and 2 mature on March 22, 2027 and Tranche 3 matures on August 30, 2027. All three tranches bear interest at 7.0% per annum (18.0% upon an uncured event of default). Installment payments of principal and interest are due monthly (each, a “Payment Date,” beginning on the applicable payment commencement date). For each installment, the Company may (i) pay cash plus a payment premium equal to 7.0% (Tranches 1 and 2) or 4.0% (Tranche 3) of the principal portion paid (“Payment Premium”) (10.0% while an Amortization Event is in effect, as defined below), (ii) elect to allow the Investor to convert the unpaid installment at a price equal to the lower of (A) the Applicable Fixed Price (defined below) or (B) 97% of the lowest daily VWAP during the four trading days immediately preceding the conversion date, but not below the Floor Price (equal to $0.60 per share), or (iii) satisfy the installment through a combination of cash and conversion.
The fixed conversion price is $4.50 per share for Tranche 1, $7.53 per share for Tranche 2, and $7.41 per share for Tranche 3. For purposes of the redemption and conversion provisions described below, the “Applicable Fixed Price” means the fixed conversion price for the applicable tranche.
On any Payment Date when the Company’s daily Bloomberg volume weighted average price (“VWAP”) has equaled or exceeded 115% of the Applicable Fixed Price for each of the five prior trading days, no cash installment payment is due on such Payment Date and the related installment is deferred, with the principal remaining outstanding until maturity.
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
Outside the monthly payment schedule, the Company may optionally redeem the Convertible Debentures upon advance notice for cash when the VWAP is below the Applicable Fixed Price (with the applicable Payment Premium). Upon a change of control, the Company may redeem all outstanding Convertible Debentures at 110% of principal.
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
In February 2026, the Company fully repaid Tranches 2 and 3, and partially repaid Tranche 1 in cash with the proceeds from the Senior Convertible Notes (described below).
Senior Convertible Notes
On February 17, 2026, the Company completed a private offering of $140.0 million aggregate principal amount of 5.250% Senior Convertible Notes due 2031. In addition, the Company issued an additional $10.0 million aggregate principal amount of Senior Convertible Notes pursuant to the initial purchasers’ option in a transaction that closed on February 27, 2026. The Senior Convertible Notes bear interest at 5.250% per annum, payable in cash semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2026, and mature on March 1, 2031, unless earlier converted, redeemed or repurchased. In connection with the offering, the Company entered into privately negotiated capped call transactions. After deducting the 3.25% initial purchaser’s discount and before the cost of the capped call transactions and offering expenses, the Company received $145.1 million in proceeds. The Company used approximately $20.5 million of the net proceeds to fund the capped call transactions and paid $3.8 million for advisory and placement agent fees, resulting in net proceeds of $120.8 million.
The Company used a portion of the net proceeds from the Senior Convertible Notes to make aggregate cash payments of $49.7 million to YA II PN, Ltd. in connection with repayments of the Company’s Convertible Debentures, comprised of principal, accrued interest, and cash premium. Tranches 2 and 3 were fully repaid. After these payments, unpaid principal remaining outstanding under the Convertible Debentures was $7.9 million. In addition, $5.6 million of principal remained technically outstanding because the Company had delivered conversion notices to the Investor, but the Investor had not yet completed conversion.
The Senior Convertible Notes have an initial conversion rate of 193.1807 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $5.18 per share, which represents a conversion premium of approximately 27.5% above the $4.06 closing price of the Company's common stock on February 11, 2026.
The capped call transactions have an initial strike price of approximately $5.18 per share, consistent with the initial conversion price of the Senior Convertible Notes, and an initial cap price of $8.12 per share, which represents a premium of 100% above the $4.06 closing price of the Company's common stock on February 11, 2026. The capped call transactions are expected to reduce potential dilution to the Company's common stock upon any conversion of the Senior Convertible Notes, and/or offset any cash payments the Company is required to make in excess of the principal amount upon conversion, with such reduction and/or offset subject to a cap based on the cap price.
Cash, Cash Equivalents, and Restricted Cash
Our cash equivalents are highly liquid investments purchased with an original or remaining maturities of three months or less.
The following table summarizes our cash, cash equivalents, and restricted cash balances as of December 31, 2025 and 2024 (amounts in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$58,260	$27,091
Restricted cash	45,183	2,982
Total cash, cash equivalents, and restricted cash	$103,443	$30,073
Restricted cash primarily consists of cash deposits held in segregated accounts as collateral for certain debt financing requirements and for guarantees and bonds issued in connection with our customer owned and Company owned projects under development.
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
The following table summarizes restricted cash balances (amounts in thousands):

	December 31,
	2025	2024
Restricted cash, current portion	$4,717	$990
Restricted cash, long-term portion	40,466	1,992
Total restricted cash	$45,183	$2,982

Restricted cash related to debt financing	$9,489	$—
Restricted cash related to customer projects	33,002	2,982
Other	2,692	—
Total restricted cash	$45,183	$2,982
Contractual Obligations
Our principal commitments as of December 31, 2025 consisted primarily of obligations under debt financing arrangements, operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancellable purchase obligations as of December 31, 2025 totaled approximately $5.4 million, which is all expected to be paid in the next twelve months.
The following table summarizes the cash maturities of the Company’s debt instruments as of December 31, 2025 (amounts in thousands):

	2026	2027	2028	2029	2030	Thereafter
Debt obligations	$54,377	$19,829	$2,615	$3,228	$3,126	$16,408
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(5,649)	$(55,860)
Net cash used in investing activities	(44,607)	(58,736)
Net cash provided by (used in) financing activities	123,050	(252)
Effects of exchange rate changes on cash	576	(634)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$73,370	$(115,482)
Operating Activities
Net cash used in operating activities was $5.6 million for the year ended December 31, 2025, compared to net cash used in operating activities of $55.9 million for the year ended December 31, 2024.
For the year ended December 31, 2025, net cash used in operating activities reflects a net loss of $103.7 million, adjusted for $74.4 million in non-cash charges, a $56.9 million increase in operating liabilities, and a $33.3 million increase in operating assets.
Significant non-cash items include $36.7 million in stock-based compensation expense, $9.4 million in provision for credit losses, $7.1 million related to the deferred tax asset valuation allowance, $5.7 million in depreciation, amortization, and accretion expense, a $8.2 million loss related to the change in fair value of financial instruments carried at fair value, $3.2 million in non-cash debt and financing costs, $1.9 million in non-cash equity issuance costs related to the Hudson Equity Purchase Agreement, and $1.5 million of loss on debt extinguishment.
The increase in operating liabilities was driven by a $60.0 million increase in accounts payable and accrued expenses, partially offset by a $2.8 million decrease in contract liabilities. The increase in operating assets was driven by a $13.4 million increase in contract assets, an $11.3 million increase in accounts receivable, a $4.5 million increase in advances to suppliers, a $3.0 million increase in other assets, and a $1.1 million increase in prepaid expenses and other current assets.
Net cash used in operating activities for the year ended December 31, 2025 improved compared with the year ended December 31, 2024, primarily reflecting lower net loss due to higher gross profit and favorable timing of payments and accruals within accounts payable and accrued expenses.
Investing Activities
Net cash used in investing activities was $44.6 million for the year ended December 31, 2025, compared to net cash used in investing activities of $58.7 million for the year ended December 31, 2024.
Net cash used in investing activities for the year ended December 31, 2025 consists of $41.1 million for the purchase of property and equipment, primarily for the construction of the Snyder CDU, Cross Trails, and CRC, $2.1 million of loans extended to Stoney Creek prior to its acquisition, and $1.4 million related to the purchase of favorable contract intangible assets as part of the acquisition of SOSA. In 2025, the Company paid $4.7 million to acquire SOSA, of which $3.3 million is presented within purchase of property and equipment and $1.4 million is presented within purchase of intangible assets in the consolidated statement of cash flows.
The decrease in net cash used in investing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024 was driven by lower property and equipment expenditures.
Financing Activities
Net cash provided by financing activities was $123.1 million for the year ended December 31, 2025, compared to net cash used in financing activities of $0.3 million for the year ended December 31, 2024.

Net cash provided by financing activities for the year ended December 31, 2025 was primarily attributable to $151.3 million in proceeds from the issuance of debt, $33.7 million in gross proceeds from the issuance of redeemable non-controlling interest related to OIC’s investment in Asset Vault, $6.8 million in proceeds from the issuance of common stock under the Hudson Equity Purchase Agreement, and $2.6 million in proceeds from insurance premium financing arrangements, partially offset by $56.5 million of debt repayments, $9.6 million of debt issuance cost payments, $2.6 million in payments for transaction costs related to OIC’s investment in Asset Vault, and $2.9 million of insurance premium financing repayments.
The increase in net cash provided by financing activities for the year ended December 31, 2025 compared to the year ended December 31, 2024 was driven by the debt financings, OIC’s investment in Asset Vault, and issuances of common stock, none of which occurred in 2024.
Non-GAAP Financial Measures
To complement our consolidated statements of operations and comprehensive loss, we use non-GAAP financial measures of adjusted S&M expenses, adjusted R&D expenses, adjusted G&A expenses, adjusted operating expenses, adjusted net loss, and adjusted EBITDA. Management believes that these non-GAAP financial measures complement our GAAP amounts and such measures are useful to securities analysts and investors to evaluate our ongoing results of operations when considered alongside our GAAP measures. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to other measures of financial performance calculated in accordance with GAAP. These non-GAAP measures and their reconciliation to GAAP financial measures are shown below.
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Year Ended December 31,
	2025	2024
S&M expenses (GAAP)	$13,698	$15,839
Non-GAAP adjustments:
Stock-based compensation expense	3,868	6,162
Reorganization expenses	32	288
Adjusted S&M expenses (non-GAAP)	$9,798	$9,389
The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Year Ended December 31,
	2025	2024
R&D expenses (GAAP)	$14,635	$25,999
Non-GAAP adjustments:
Stock-based compensation expense	5,284	8,693
Reorganization expenses	318	523
Adjusted R&D expenses (non-GAAP)	$9,033	$16,783
The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Year Ended December 31,
	2025	2024
G&A expenses (GAAP)	$81,180	$62,971
Non-GAAP adjustments:
Stock-based compensation expense	27,561	23,854
Reorganization expenses	812	748
Adjusted G&A expenses (non-GAAP)	$52,807	$38,369

The following table provides a reconciliation from GAAP operating expenses to non-GAAP operating expenses (amounts in thousands):

	Year Ended December 31,
	2025	2024
Operating expenses (GAAP)	$122,357	$136,183
Non-GAAP adjustments:
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	3,435	1,058
Stock-based compensation expense	36,713	38,709
Reorganization expenses	1,162	1,559
Provision for credit losses	9,409	29,980
Loss on impairment and sale of long-lived assets	—	336
Adjusted operating expenses (non-GAAP)	$71,638	$64,541
The following table provides a reconciliation from net loss attributable to Energy Vault Holdings, Inc. to non-GAAP adjusted net loss, (amounts in thousands):

	Year Ended December 31,
	2025	2024
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(103,611)	$(135,750)
Non-GAAP adjustments:	—
Stock-based compensation expense	36,713	38,709
Provision for credit losses	9,409	29,980
Loss on financial instruments carried at fair value	8,179	1,025
Expenses related to equity purchase agreement	2,072	—
Transaction cost expense related to redeemable non-controlling interest	1,872	—
Loss on debt extinguishment	1,532	—
Reorganization expenses	1,162	1,559
Foreign exchange losses	1,124	300
Gain on sale of R&D equipment	(426)	—
Gain on contribution to equity method investment	(65)	—
Net loss attributable to non-controlling interest	(47)	(63)
Loss on impairment and sale of long-lived assets	—	336
Gain on derecognition of contract liability	—	(1,500)
Adjusted net loss (non-GAAP)	$(42,086)	$(65,404)

The following table provides a reconciliation from net loss to non-GAAP adjusted EBITDA, with net loss being the most directly comparable GAAP measure (amounts in thousands):

	Year Ended December 31,
	2025	2024
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(103,611)	$(135,750)
Non-GAAP adjustments:
Interest expense	8,464	123
Interest income	(1,100)	(5,537)
Provision for income taxes	7,763	67
Depreciation, amortization, and accretion	5,727	1,058
Stock-based compensation expense	36,713	38,709
Provision for credit losses	9,409	29,980
Loss on financial instruments carried at fair value	8,179	1,025
Expenses related to equity purchase agreement	2,072	—
Transaction cost expense related to redeemable non-controlling interest	1,872	—
Loss on debt extinguishment	1,532	—
Reorganization expenses	1,162	1,559
Foreign exchange losses	1,124	300
Gain on sale of R&D equipment	(426)	—
Gain on contribution to equity method investment	(65)	—
Net loss attributable to non-controlling interest	(47)	(63)
Loss on impairment and sale of long-lived assets	—	336
Impairment of equity securities	—	11,730
Gain on derecognition of contract liability	—	(1,500)
Adjusted EBITDA (non-GAAP)	$(21,232)	$(57,963)
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
Adjusted EBITDA is presented on a consolidated basis. Because our reconciliation starts with net loss attributable to Energy Vault Holdings, Inc., we add back net loss attributable to non-controlling interests to arrive at consolidated Adjusted EBITDA. Non-controlling interest allocations may be significantly impacted by the hypothetical liquidation at book value method to allocate Asset Vault’s income (loss) between the Company and the redeemable non-controlling interest.
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
For a summary of significant accounting policies, refer to Note 2, Summary of Significant Accounting Policies of the consolidated financial statements included in this Annual Report on Form 10-K.
Revenue
The Company recognizes revenue over time for EPC contracts and technical services in EEQ contracts as a result of the continuous transfer of control of the products and services to the customer. The Company utilizes the percentage of completion method when recognizing revenue over time and percentage of completion is based on costs incurred as a percentage of total estimated contract costs. Since revenue recognition for these performance obligations depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profits are subject to revisions as the performance obligations progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which the facts and changes in circumstances become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period.
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
Allowance for Credit Losses
The Company encounters credit loss risks associated with the collection of accounts receivable, contract assets, customer financing receivable, and convertible note receivable. The accounting estimates related to the Company’s allowance for credit losses is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and credit losses could potentially have a material impact on our results of operations.

Warranty Liabilities
The accounting for warranty liabilities requires us to make assumptions and judgments, and to the extent actual results differ from original estimates, adjustments to recorded liabilities may be required. The key inputs and assumptions used in calculating estimated warranty liabilities are reviewed by management each reporting period. The Company may make additional adjustments to the estimated warranty liability based on a comparison of actual warranty results to expected results for significant differences or based on performance trends or other qualitative factors. If actual failure rates or replacement costs differ from our estimates in future periods, changes to these estimates may be required, resulting in increases or decreases in the estimated warranty liability, which may be material.
Convertible Debentures
The Company’s estimate of the fair value of its Convertible Debentures requires significant judgment and the use of valuation techniques that incorporate assumptions regarding the instrument’s expected economic outcomes. In estimating fair value, the Company used a Monte Carlo simulation model that considered the note’s contractual conversion, redemption, and settlement provisions. The most significant assumptions involved the selection of market-yield assumptions reflective of the instrument’s credit profile, expected volatility, and the probability and timing of potential settlement outcomes, including conversion, redemption, or hold-to-maturity scenarios. Changes in these assumptions could materially affect the estimated fair value of the note and the related amounts recognized in the consolidated financial statements.
Stock-Based Compensation
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss that may impact our financial position or results of operations because of adverse changes in financial market prices and rates.
Foreign Currency Risk
The majority of our contracts with customers are denominated in U.S. dollars, the Australian dollar, the Swiss franc, and the Euro, and certain of our definitive agreements could be denominated in other currencies. A strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations.
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
Inflation Risk
Our operations could be adversely impacted by inflation, primarily from higher material, labor, and construction costs. While it is difficult to measure the impact of inflation on our business and operating results accurately, we believe that if our costs are affected due to significant inflationary pressures, we may not be able to fully offset higher costs through price increases or other corrective measures, which may adversely affect our business, financial condition, and results of operations.
Credit Risk
Credit risk refers to the risk that a counterparty, including our customers, may default on their contractual obligations resulting in a loss to us. A loss of one or more of our significant customers, their inability to perform under their contracts, or their default in payment could harm our business and negatively impact revenue, results of operations, and cash flows. Credit policies have been approved and implemented to assess our existing and potential customers with the objective of mitigating credit losses. These policies establish guidelines, controls, and credit limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential customers, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. In addition, customers are required to make milestone payments based on their project’s progress. We may also, at times, require letters of credit, parent guarantees, or cash collateral when deemed necessary.
Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that may impact our counterparties. We continuously monitor the creditworthiness of all our customers.
Commodity Price Risk
We are subject to risk from fluctuating market prices of certain commodity raw materials, including cement, steel, aluminum, and lithium, that are used in the components that we purchase from our suppliers and then as inputs to our products. Prices of these raw materials may be affected by supply restrictions or other logistic costs and market factors from time to time. We do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if suppliers increase component prices and we are unable to recover such increases from our customers and could harm our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index of Consolidated Financial Statements for the fiscal years ended December 31, 2025 and 2024.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Energy Vault Holdings, Inc.
Westlake Village, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Energy Vault Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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

New York, New York

March 18, 2026

ENERGY VAULT HOLDINGS, INC.
Consolidated Balance Sheets
(In thousands except par value)

	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$58,260	$27,091
Restricted cash, current portion	4,717	990
Accounts receivable, net of allowance for credit losses of $1,236 and $1,211 as of December 31, 2025 and 2024, respectively	25,938	14,565
Contract assets, net of allowance for credit losses of $25,101 and $25,030 as of December 31, 2025 and 2024, respectively	20,631	6,798
Inventory	139	107
Customer financing receivable, current portion, net of allowance for credit losses of $4,500 and $2,352 as of December 31, 2025 and 2024, respectively	—	2,148
Advances to suppliers	6,318	10,678
Prepaid expenses and other current assets	5,067	6,528
Total current assets	121,070	68,905
Property and equipment, net	96,064	99,493
Intangible assets, net	8,277	4,538
Operating lease right-of-use assets	2,242	1,206
Customer financing receivable, long-term portion, net of allowance for credit losses of $6,974 and $3,645 as of December 31, 2025 and 2024, respectively	—	3,329
Investments, long-term portion	3,366	3,270
Restricted cash, long-term portion	40,466	1,992
Deferred income taxes	40,508	—
Other assets	883	1,156
Total Assets	$312,876	$183,889
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$30,838	$20,250
Accrued expenses	70,389	24,968
Debt, current portion (including $50,250 measured at fair value)	56,628	—
Contract liabilities	6,610	8,938
Other current liabilities	552	499
Total current liabilities	165,017	54,655
Long-term debt (including $16,427 measured at fair value)	37,970	—
Warrant liabilities	15,050	2
Deferred pension obligation	1,837	2,044
Other long-term liabilities	4,386	932
Total liabilities	224,260	57,633
Commitments and contingencies (Note 22)
Mezzanine Equity
Redeemable non-controlling interest	21,156	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 168,969 and 153,206 issued and outstanding at December 31, 2025 and 2024, respectively	17	15
Additional paid-in capital	555,873	512,022
Accumulated deficit	(487,433)	(383,822)
Accumulated other comprehensive loss	(966)	(1,896)
Non-controlling interest	(31)	(63)
Total stockholders’ equity	67,460	126,256
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$312,876	$183,889
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands except per share data)

	Year Ended December 31,
	2025	2024
Revenue	$203,671	$46,199
Cost of revenue	155,681	40,012
Gross profit	47,990	6,187
Operating expenses:
Sales and marketing	13,698	15,839
Research and development	14,635	25,999
General and administrative	81,180	62,971
Provision for credit losses	9,409	29,980
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	3,435	1,058
Loss on impairment and sale of long-lived assets	—	336
Total operating expenses	122,357	136,183
Loss from operations	(74,367)	(129,996)
Other income (expense):
Interest expense	(8,464)	(123)
Interest income	1,100	5,537
Change in fair value of financial instruments carried at fair value	(8,179)	(1,025)
Impairment of equity securities	—	(11,730)
Other income (expense), net	(5,985)	1,591
Loss before income taxes	(95,895)	(135,746)
Provision for income taxes	7,763	67
Net loss	(103,658)	(135,813)
Net loss attributable to non-controlling interest	(47)	(63)
Net loss attributable to Energy Vault Holdings, Inc.	$(103,611)	$(135,750)

Net loss per share attributable to common stockholders — basic and diluted	$(0.65)	$(0.91)
Weighted average shares outstanding — basic and diluted	160,533	149,846

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$667	$(640)
Foreign currency translation gain	263	165
Total other comprehensive income (loss) attributable to Energy Vault Holdings, Inc.	930	(475)
Total comprehensive loss attributable to Energy Vault Holdings, Inc.	$(102,681)	$(136,225)
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	146,577	$15	$473,271	$(248,072)	$(1,421)	$—	$223,793
Exercise of stock options	52	—	42	—	—	—	42
Stock-based compensation	—	—	38,709	—	—	—	38,709
Vesting of RSUs	6,577	—	—	—	—	—	—
Net loss	—	—	—	(135,750)	—	(63)	(135,813)
Actuarial loss on pension	—	—	—	—	(640)	—	(640)
Foreign currency translation gain	—	—	—	—	165	—	165
Balance at December 31, 2024	153,206	$15	$512,022	$(383,822)	$(1,896)	$(63)	$126,256
Exercise of stock options	518	—	735	—	—	—	735
Stock-based compensation	—	—	35,560	—	—	—	35,560
Vesting of RSUs, net of shares withheld for taxes	9,093	1	(424)	—	—	—	(423)
Shares issued under equity purchase agreement	6,152	1	8,706	—	—	—	8,707
Issuance of equity-classified warrants	—	—	1,153	—	—	—	1,153
Short-swing profit recovery	—	—	24	—	—	—	24
Reallocation of non-controlling interest due to forfeiture	—	—	(79)	—	—	79	—
Paid-in-kind distributions to redeemable non-controlling interest	—	—	(967)	—	—	—	(967)
Accretion of redeemable non-controlling interest to redemption value	—	—	(857)	—	—	—	(857)
Net loss	—	—	—	(103,611)	—	(47)	(103,658)
Actuarial gain on pension	—	—	—	—	667	—	667
Foreign currency translation gain	—	—	—	—	263	—	263
Balance at December 31, 2025	168,969	$17	$555,873	$(487,433)	$(966)	$(31)	$67,460
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(103,658)	$(135,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	5,727	1,058
Non-cash debt and financing costs	3,185	—
Loss on debt extinguishment	1,532	—
Non-cash interest income	(364)	(1,447)
Stock-based compensation	36,713	38,709
Loss on impairment and sale of long-lived assets	—	336
Provision for credit losses	9,409	29,980
Gain on contribution to equity method investment	(65)	—
Impairment of equity securities	—	11,730
Change in fair value of financial instruments carried at fair value	8,179	1,025
Non-cash expenses related to equity purchase agreement	1,857	—
Deferred income taxes	7,149	—
Foreign exchange losses	1,124	300
Change in operating assets and liabilities
Accounts receivable	(11,334)	11,482
Inventory	(31)	308
Contract assets	(13,423)	53,902
Prepaid expenses and other current assets	(1,072)	7,953
Advances to suppliers	(4,492)	(8,590)
Other assets	(2,989)	(1,747)
Accounts payable and accrued expenses	60,003	(66,770)
Contract liabilities	(2,800)	3,073
Other long-term liabilities	(299)	(1,349)
Net cash used in operating activities	(5,649)	(55,860)
Cash Flows From Investing Activities
Purchase of property and equipment	(41,093)	(58,853)
Investment in note receivable	(2,142)	(330)
Purchase of intangible assets	(1,372)	—
Proceeds from sale of property and equipment	—	447
Net cash used in investing activities	(44,607)	(58,736)

ENERGY VAULT HOLDINGS, INC.

Consolidated Statements of Cash Flows (Continued)
(In thousands)

	Year Ended December 31,
	2025	2024
Cash Flows From Financing Activities
Proceeds from issuance of debt	151,300	—
Repayment of debt	(56,457)	—
Payment of debt issuance costs	(9,604)	—
Proceeds from insurance premium financings	2,586	2,745
Repayment of insurance premium financings	(2,904)	(2,446)
Proceeds from issuance of redeemable non-controlling interest	33,679	—
Payment of transaction costs related to redeemable non-controlling interest	(2,630)	—
Proceeds from issuance of stock	6,849	—
Short-swing profit recovery	24	—
Proceeds from exercise of stock options	735	42
Payment of finance lease obligations	(104)	(185)
Payment of taxes related to net settlement of equity awards	(424)	(408)
Net cash provided by (used in) financing activities	123,050	(252)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	576	(634)
Net increase (decrease) in cash, cash equivalents, and restricted cash	73,370	(115,482)
Cash, cash equivalents, and restricted cash – beginning of the period	30,073	145,555
Cash, cash equivalents, and restricted cash – end of the period	103,443	30,073
Less: restricted cash at end of period	45,183	2,982
Cash and cash equivalents - end of period	$58,260	$27,091

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$643	$52
Cash paid for interest	3,396	123
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Actuarial gain (loss) on pension	667	(640)
Property and equipment financed through accounts payable and accrued expenses	—	6,400
Property and equipment acquired though deferred payment obligation	875	—
Assets acquired on finance lease	87	60
Initial value of warrant liabilities	11,250	—
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Energy Vault Holdings, Inc., which together with its subsidiaries is referred to herein as “Energy Vault” or the “Company,” provides a diverse technology portfolio of turnkey energy storage platforms, including proprietary gravity, battery, and green hydrogen energy storage hardware technologies, supported by our technology-agnostic energy management system software and integration platform. Beginning in 2024, we initiated a multi-year transition from primarily delivering projects through build-and-transfer arrangements and licensing models toward a more integrated model that includes selectively developing, owning, and operating energy storage assets, while continuing to provide technology, integration, software, and long-term services to customers.
Through this integrated model, we offer utilities, independent power producers, and large energy users solutions that may include standalone energy storage, integrated generation and storage configurations, and related power infrastructure. We manage projects across the lifecycle, from sourcing and development through permitting and interconnection, engineering and construction management, commissioning, and operations, and we provide software enabled monitoring, controls, and services intended to support asset availability, operational efficiency, and lifecycle performance.
Throughout the notes to the consolidated financial statements, unless otherwise noted, the “Company,” “we,” “us,” or “our” and similar terms refer to Legacy Energy Vault and its subsidiaries prior to the consummation of the Merger, and Energy Vault and its subsidiaries after the consummation of the Merger.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared on an accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the SEC regarding financial reporting.
Principles of Consolidation
These consolidated financial statements include Energy Vault Holdings, Inc., its wholly owned subsidiaries, and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Liquidity
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business.
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of December 31, 2025 and December 31, 2024, we had accumulated deficits of $487.4 million and $383.8 million, respectively, and net losses of $103.6 million and $135.8 million, respectively, for the years ended December 31, 2025 and 2024. We anticipate that we will incur net losses for the foreseeable future and there is no guarantee that we will achieve or maintain profitability.
Management believes that its cash, cash equivalents, and restricted cash on hand as of the filing date of this Annual Report, along with the actions taken subsequent to December 31, 2025 as discussed in Note 23, Subsequent Events, will be sufficient to fund our operating activities for at least the next twelve months. The consolidated financial statements do not reflect any adjustments that would be necessary if we become unable to continue as a going concern.
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
As of December 31, 2025, one customer accounted for 93% of accounts receivable and as of December 31, 2024, one customer accounted for 100% of accounts receivable.
As of December 31, 2025 and December 31, 2024, one customer accounted for 100% of the customer financing receivable.
Revenue from two customers accounted for 56% and 32% of total revenue, respectively, for the year ended December 31, 2025 and revenue from two customers accounted for 75% and 19% of total revenue, respectively, for the year ended December 31, 2024.
Foreign Currency
Assets and liabilities denominated in a foreign currency are translated into U.S dollars using the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the average exchange rates during the periods. The impact of exchange rate fluctuations from translation of assets and liabilities is included in accumulated other comprehensive loss, a component of stockholders’ equity. As of December 31, 2025, accumulated other comprehensive loss included $0.2 million of cumulative gains related to currency translation adjustments. As of December 31, 2024, accumulated other comprehensive loss included $0.1 million of cumulative losses related to currency translation adjustments.
Gains and losses resulting from foreign currency transactions are included in other income (expense), net in the accompanying consolidated statements of operations and comprehensive loss.
Revenue Recognition
The Company recognizes revenue from contracts with customers in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for the goods and services transferred. The Company determines revenue recognition through the following steps:
(1)Identification of the contract, or contracts, with a customer.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
The transaction price is determined and allocated to the identified performance obligations in proportion to their stand-alone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including the expected margin the Company would charge if it were to sell individual performance obligations on a standalone basis.
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
Sale of Energy Storage Products: The Company sells its energy storage products to utility companies and independent power producers. The Company enters into (i) engineering, procurement, and construction (“EPC”) contracts to design, construct, install, and transfer fully operational energy storage systems and (ii) engineered equipment (“EEQ”) contracts to design and deliver energy storage equipment. Each storage project is customized depending on the customer’s energy storage needs.
Customer payments are due upon meeting certain milestones that are consistent with contract-specific phases of a project. The Company determines the transaction price based on the consideration expected to be received, which includes estimates of liquidated damages or other variable consideration. Generally, each EPC contract contains one performance obligation to design, construct, install, and deliver a fully operational energy storage system. Generally, each EEQ contract contains multiple performance obligations, including separate performance obligations (i) to supply equipment and (ii) to provide specialized technical services. EEQ contracts may also contain provisions for the Company to deliver the equipment to a storage location and hold the equipment on the customer’s behalf until the customer is ready for shipment to the project site. When the Company provides these custodial services to an EEQ customer, they are treated as a separate performance obligation.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Multiple contracts entered into with the same customer and near the same time are combined in accordance with ASC 606. In these situations, the contract prices are aggregated and then allocated to each performance obligation based upon their relative stand-alone selling price.
For EPC contracts, the Company recognizes revenue over time as a result of the continuous transfer of control of its products and services to the customer. The continuous transfer of control to the customer is supported by clauses in the contracts that provide enforceable rights to payment of the transaction price associated with work performed to date for products that do not have an alternative use to the Company and/or the project is built on the customer’s land that is under the customer’s control. For equipment sales in EEQ contracts, the Company recognizes revenue at a point in time, which corresponds to delivery of the equipment to the customer. For technical and custodial services provided in EEQ contracts, the Company recognizes revenue over time as the Company performs the required services.
In certain contracts, the Company recognizes revenue under bill-and-hold arrangements with its customers. In these arrangements, the customer requests that the Company store the products because the project site is not ready to accept delivery and the customer does not have the ability to store the products. The products are separately identified as belonging to the customer, are physically segregated in a third-party warehouse, and are ready for immediate shipment to the customer project site upon the customer’s request. Legal title to the products has passed to the customer, the Company has a present right to payment, and the Company cannot use the products or direct them to another customer. Although the Company retains risk of loss while the products remain in storage, it has concluded that control of the products has transferred to the customer. Warehousing and custodial services provided after transfer of control are accounted for as a separate performance obligation, and revenue for those services is recognized over time.
The Company uses subcontractors in its EPC and EEQ agreements. The Company has concluded that it is the principal in these arrangements because the Company controls the goods or services before they are transferred to the customer, has primary responsibility for fulfilling the contract, and has discretion in establishing prices.
Revenue for performance obligations satisfied over time is recognized using the percentage of completion method based on costs incurred as a percentage of total estimated contract costs. Contract costs include all direct materials, direct labor, and subcontractor costs related to contract performance. Pre-contract costs with no future benefit are expensed in the period in which they are incurred. Since the revenue recognition of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and profit are subject to revisions as the contract progresses to completion. The cumulative effects of revisions of estimated total contract costs and revenues, together with any contract reserves which may be deemed appropriate, are recorded in the period in which the facts and changes in circumstances become known. Due to uncertainties inherent in the estimation process, it is reasonably possible that these estimates will be revised in a different period. When a loss is forecasted for a contract, the full amount of the anticipated loss is recognized in the period in which it is determined that a loss will incur.
The Company’s contracts generally provide customers the right to liquidated damages (“LDs”) against Energy Vault in the event specified milestones are not met on time, or certain performance metrics are not met upon the substantial completion date or during the performance guarantee period. LDs are accounted for as variable consideration, and the contract price is reduced by the expected LD amount when recognizing revenue. Variable consideration is included in the transaction price only to the extent that it is improbable that a significant reversal in the amount of cumulative revenue recognized will occur when the uncertainty is resolved. Estimating variable consideration requires certain estimates and assumptions, including whether and by how much a project will be delayed and expected performance of the energy storage equipment during the performance guarantee period. The existence and measurement of liquidated damages may also be impacted by the Company’s judgment about the probability of favorable outcomes of customer disputes involving whether certain events qualify as force majeure or the reason for the events that caused project delays. Variable consideration for LDs is estimated using the expected value of the consideration to be received. If Energy Vault has a claim against the customer for an amount not specified in the contract, such claim is recognized as an increase to the contract price when it is legally enforceable, which is usually upon signing a respective change order or equivalent document confirming the claim acceptance by the customer.
The Company offers limited warranties on its energy storage products which provide the customer assurance that the products will function as the parties intended because it complies with agreed-upon specifications and are free from defects. These assurance-type warranties are not treated as a separate revenue performance obligation and are accounted for as guarantees under GAAP.
Tolling and Power Purchase Agreements (“PPA”): The Company generates revenue from the sale of energy, capacity, and related services from Company-owned energy storage systems through tolling arrangements and PPAs. Each

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

arrangement is evaluated to determine whether it is accounted for as (i) a lease under ASC 842, Leases, (“ASC 842”) (when the counterparty obtains the right to control the use of an identified storage asset and substantially all of its economic benefits) or (ii) a customer contract under ASC 606 (when the Company retains control of the asset and provides energy, capacity, and/or market participation services to the customer). As of December 31, 2025, two energy storage systems were operating commercially: one accounted for as an operating lease under ASC 842 and one accounted for as a customer contract under ASC 606.
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
For the arrangement accounted for as a lease under ASC 842, fixed consideration is recognized as operating lease revenue on a straight-line basis over the lease term and variable lease payments are recognized in the period the underlying energy is delivered. The tolling agreement is accounted for as a lease because the customer (the “lessee”) has the right to obtain substantially all of the economic benefits from the use of the energy storage system and has the right to direct its use throughout the agreement's term. The lease term is ten years from the commercial operation date, which was May 31, 2025. The Company has elected the practical expedient in ASC 842-10-15-42A not to separate nonlease components from the associated lease component. The significant nonlease component combined with the lease component consists of operation and maintenance services for the energy storage system.
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
The aggregate remaining Monthly Floor payments as of December 31, 2025 presented in the table below do not reflect potential reductions due to performance-based adjustments that may occur throughout the contract term (amounts in thousands) (1):

2026	2027	2028	2029	2030	Thereafter	Total
$4,516	$4,788	$4,788	$4,788	$4,446	$18,468	$41,794
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
Software Licensing: The Company licenses its energy management software solutions to customers. Software licensing customers do not receive legal title or ownership of the software. Customers receive access to the software platform and related support services as part of a software licensing contract. We consider these obligations to be a series of distinct services that comprise a single performance obligation because they are substantially the same and have the same pattern of transfer. Revenue is recognized over time on a straight-line basis over the term of the contract. The Company believes using a time-based method to measure progress is appropriate as the performance obligation is satisfied evenly over the term of the services.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Operation and Maintenance Services: The Company enters into long-term service arrangements to provide operation and maintenance services to customer-owned energy storage systems. The Company accounts for this service as a separate performance obligation from the sale of energy storage products. Revenue is recognized over time on a straight-line basis over the term of the contract. The Company believes using a time-based method to measure progress is appropriate as the performance obligation is satisfied evenly over the term of the services.
Licensing of intellectual property (“IP”): The Company enters into licensing agreements for its IP that are within the scope of ASC 606. The terms of such licensing agreements include licenses of functional IP, as the functionality of the IP is not expected to change substantially as a result of the licensor’s ongoing activities. The transaction price allocated to the licensing of IP is recognized as revenue at a point in time when the licensed IP is made available for the customer’s use and benefit. Certain licensing agreements include requirements to provide the customer with updates or enhancements to the IP as they become available. The requirement to provide IP updates is treated as a separate performance obligation and revenue is recognized over time on a straight-line basis over the term of the contract. The Company believes using a time-based method to measure progress is appropriate as the performance obligation is satisfied evenly over the term of the services.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. At December 31, 2025, the Company maintained investments in money market accounts totaling $24.6 million, including $24.3 million in U.S. government money market funds. At December 31, 2024, the Company maintained money market funds totaling $9.9 million, including $9.5 million in U.S. government money market funds.
Restricted Cash
Restricted cash primarily consists of cash deposits held in segregated accounts as collateral for certain debt financing requirements and for guarantees and bonds issued in connection with our projects. Under the terms of our senior notes, cash proceeds are restricted until pre-agreed milestones are achieved.
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
The following table summarizes restricted cash balances (amounts in thousands):

	December 31,
	2025	2024
Restricted cash, current portion	$4,717	$990
Restricted cash, long-term portion	40,466	1,992
Total restricted cash	$45,183	$2,982

Restricted cash related to debt financing	$9,489	$—
Restricted cash related to projects	33,002	2,982
Other	2,692	—
Total restricted cash	$45,183	$2,982
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Customer Financing Receivable
Customer financing receivable represents amounts due from a customer under a licensing arrangement with extended payment terms that includes a significant financing component. The customer financing receivable is carried at amortized cost, net of an allowance for credit losses.
Effective December 31, 2024, the Company placed the customer financing receivable on non-accrual status and discontinued accruing interest income because the customer did not make its first two installment payments. The Company is continuing to pursue collection efforts, but has not yet received any payments from this customer. The Company has an allowance for credit losses of $11.5 million and $6.0 million as of December 31, 2025 and 2024, respectively. The Company recognized a provision for credit losses of $5.5 million and $4.7 million related to the customer financing receivable for the years ended December 31, 2025 and 2024, respectively. The amortized cost basis for the Company’s customer financing receivable was $11.5 million as of December 31, 2025 and 2024.
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
For significantly past due receivables, contract assets, or the customer financing receivable, the Company determines specific allowances for these assets.
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
Investment Tax Credits (“ITCs”)
The Company accounts for nonrefundable, transferable ITCs in accordance with ASC 740, Income Taxes (“ASC 740”) and has elected the deferral method to recognize the benefit of those credits. Under this method, an ITC is generated when the qualified asset is placed in service, which is the date on which the qualified asset is ready and available for its intended use.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Intangible Assets
The Company’s intangible assets consist of software development costs related to software to be sold or leased externally and acquired contracts with favorable terms. Software development costs are capitalized upon the establishment of technological feasibility for a product in accordance with ASC 985-20, Software - Costs of Software to be Sold, Leased, or Marketed. Amortization of capitalized software costs begins at the time that each software product becomes available for general release to customers. Once a software application is available for general release and is placed in service, the Company amortizes the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life of our external-use software development costs is generally expected to be 5 years.
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
Leases (Lessee Accounting)
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
Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease ROU assets are amortized on a straight-line basis over the lesser of the lease term or the estimated useful life of the leased asset. Amortization of finance lease ROU assets is included in depreciation and amortization.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Warrants
The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss. For issued warrants that meet all of the criteria for equity classification, the fair value of the warrants are recorded as a component of additional paid-in-capital.
Convertible Debentures
The Company accounted for a financing arrangement, as described in Note 9, Debt, under the fair value option election pursuant to ASC 825, Financial Instruments (“ASC 825”). ASC 825 provides for the fair value option election, to the extent not otherwise prohibited by ASC 825, to be afforded to financial instruments, wherein bifurcation of an embedded derivative is not necessary, and the financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Period-to-period changes in fair value are recognized in the consolidated statements of operations and comprehensive loss. Direct issuance costs and fees related to debt measured at fair value are expensed as incurred in the consolidated statements of operations and comprehensive loss and are not deferred.
Research and Development Expenses
Research and development costs are expensed as incurred. Research and development costs consist of salaries and other personnel related expenses, engineering expenses, product development costs, and facility costs.
Advertising Costs
Advertising costs are expensed as incurred and are reflected in the line item, sales and marketing, in the consolidated statements of operations and comprehensive loss. Advertising expenses were $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.
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
Income Taxes
The Company accounts for income taxes in accordance with ASC 740. ASC 740 prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in the income tax provision.
Net Loss Per Share
Basic net loss per share of common stock is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net loss attributable to common stockholders reflects deductions for dividend-like accretion on redeemable non-controlling interests and is presented after allocation of income (loss) attributable to non-controlling interests.
Diluted net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effect of potentially dilutive common shares. Potentially dilutive common shares include, as applicable, stock options, RSUs, warrants, and shares issuable upon conversion of convertible instruments, using the treasury stock method or the if-converted method, as appropriate.
Because the Company reported a net loss for all periods presented, all potentially dilutive common shares were anti-dilutive and therefore excluded from the computation of diluted net loss per share. As a result, diluted net loss per share is the same as basic net loss per share for all periods presented.
Non-Controlling Interest
In May 2024, the Company’s consolidated subsidiary, Cetus Energy, Inc. (“Cetus”), issued a share-based payment award to an employee of Cetus, representing a non-controlling interest. A non-controlling interest in a subsidiary is considered an ownership interest in a majority-owned subsidiary that is not attributable to the parent. The Company includes non-controlling interest as a component of stockholders’ equity on the Company’s consolidated balance sheets.
During the second quarter of 2025, the Cetus employee that received a share-based payment award was terminated, and the employee forfeited their unvested shares.
Variable Interest Entities
The Company evaluates at the inception of each arrangement whether an entity in which it has an investment or other variable interests is a variable interest entity (“VIE”). The Company consolidates a VIE when it is the primary beneficiary. The Company is considered the primary beneficiary of a VIE when it has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. If the Company is not the primary beneficiary of a VIE, it accounts for its interests in the VIE in accordance with applicable GAAP.
Asset Vault is a majority-owned subsidiary of the Company formed in 2025 to develop, build, own, finance, and operate energy storage system projects. The Company holds all of the common units of Asset Vault, which provide voting control and rights to the residual interests in Asset Vault after satisfaction of the preferred return to the non-controlling interest holder. The Company has determined that Asset Vault is a VIE under ASC 810, Consolidation.
Asset Vault is a VIE for which the Company is the primary beneficiary because the Company has (i) the power to direct the activities that most significantly affect Asset Vault’s economic performance (including project development, financing, and operational decisions) and (ii) the obligation to absorb losses and the right to receive benefits that could potentially be significant to Asset Vault, through its ownership of the common units and related guarantees and support arrangements. Accordingly, Asset Vault is consolidated in the Company’s consolidated financial statements.
The following table presents, on an aggregated basis, the carrying amounts and classification of the consolidated assets and liabilities of Asset Vault in the Company’s consolidated balance sheets (in thousands). The table excludes intercompany balances between Asset Vault and other consolidated subsidiaries of the Company, which are eliminated in consolidation.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

December 31, 2025
Assets
Cash and cash equivalents	$8,512
Accounts receivable, net	234
Contract assets	820
Advances to suppliers	577
Prepaid expenses and other current assets	1,462
Property and equipment, net	64,786
Intangible assets, net	1,626
Operating lease right-of-use assets	703
Restricted cash, long-term portion	22,377
Deferred income taxes	27,176
Total assets of Asset Vault	$128,273
Liabilities
Accounts payable	$2,050
Accrued expenses	5,861
Debt, current portion	3,490
Other current liabilities	50
Long-term debt	21,543
Other long-term liabilities	3,145
Total liabilities of Asset Vault	$36,139
Asset Vault is financed in part by redeemable preferred equity units classified in mezzanine equity of $21.2 million as of December 31, 2025. This balance is not included in the assets and liabilities table above because it is not a liability under GAAP.
Creditors of Asset Vault do not have recourse to the general credit of Energy Vault Holdings, Inc. or its other subsidiaries. The assets of Asset Vault are not available to settle the obligations of the Company’s other subsidiaries. Certain of Asset Vault’s debt obligations are secured by substantially all of the assets of Asset Vault and its project subsidiaries, including project-level cash flows, and are subject to customary covenants and restrictions on distributions.
Redeemable Non-Controlling Interest
The Company classifies certain equity instruments outside of permanent equity, in “mezzanine” or “temporary” equity, when the instrument is redeemable upon the occurrence of an event that is not solely within the control of the Company.
Redeemable equity instruments are initially recorded at the amount of proceeds received, net of direct issuance costs. When redemption is deemed probable, the Company accretes the carrying value of the redeemable instrument up to its redemption value over the period from the date of issuance to the earliest redemption date using the effective interest method. If redemption is not deemed probable, the Company does not accrete to the redemption value until such time as redemption becomes probable or occurs, at which point any difference between the carrying amount and the redemption value is recorded as an adjustment to the carrying amount.
Periodic accretion and any other adjustments to redemption value are recorded as adjustments to retained earnings (or, in the absence of retained earnings, additional paid-in capital) and are treated as a reduction of income available to common stockholders.
Dividends or distributions, if any, declared on redeemable preferred equity are recorded as a reduction of retained earnings (or, in the absence of retained earnings, additional paid-in capital) when declared. Upon redemption or extinguishment of a redeemable equity instrument, the Company removes the carrying amount from mezzanine equity, with any difference

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

between the carrying amount and the cash or other consideration paid recorded within additional paid-in capital as an equity transaction.
As of December 31, 2025, the balance presented in mezzanine equity and captioned “Redeemable non-controlling interest” in the consolidated balance sheet consists of the Series A Preferred Units of Asset Vault. These units represent a redeemable non-controlling interest and are classified as redeemable preferred equity because they are subject to redemption upon the occurrence of events that are not solely within the Company’s control.
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topics 740): Improvements to Income Tax Disclosures to expand the disclosure requirements for income taxes. We adopted the standard effective for the 2025 annual period with retrospective application to all prior periods presented in the consolidated financial statements, which resulted in the required additional disclosures included in Note 20, Income Taxes. The adoption of this standard requires the Company to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. We are also required to disclose the amount of income taxes paid disaggregated by jurisdiction, among other disclosure requirements. The adoption of this standard did not have any impact on the Company’s consolidated balance sheets, results of operations and comprehensive loss, or cash flows.
Recent Accounting Standards Issued, But Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)—Disaggregation of Income Statement Expenses. The ASU requires the disclosure of additional information about specific costs and expense categories in the notes to the consolidated financial statements. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The standard should be applied on a prospective basis with the option to apply the standard retrospectively. We are currently evaluating the impact this ASU would have on our consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU addresses the complexity and cost associated with estimating expected credit losses for current accounts receivable and current contract assets that arise from revenue contracts under ASC 606. The main provision applicable to all entities is a new practical expedient which, if elected, permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim periods within those years. Early adoption is permitted. The guidance is to be applied prospectively upon adoption. We are currently evaluating the impact that electing the practical expedient in this ASU would have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 updates the accounting for internal use software by removing the existing project stage framework and requiring capitalization of qualifying software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform its intended function. The amendments also apply to website development costs currently accounted for under Subtopic 350-50. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The amendments may be adopted on a prospective, modified transition, or retrospective basis. The Company is currently evaluating the effect that adoption of ASU 2025-06 will have on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow -Scope Improvements, which is intended to improve navigability of the guidance in Topic 270, Interim Reporting, and clarify when it applies. The ASU also addresses the form and content of such financial statements and interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-11 will have on its consolidated financial statements and related disclosures.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 3. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31,
	2025	2024
Sale of energy storage products (1)	$196,198	$44,592
Tolling and PPA revenue (2)	2,337	—
Operation and maintenance services	1,284	1,090
Software licensing	540	402
Intellectual property (“IP”) licensing	3,312	115
Total revenue	$203,671	$46,199
__________________
(1) The Company recognized revenue of $47.2 million and $32.4 million for the years ended December 31, 2025 and 2024, respectively, for products transferred to customers under bill-and-hold arrangements.
(2) Revenue from the arrangement accounted for as an operating lease was $1.0 million for the year ended December 31, 2025.
For the year ended December 31, 2025, approximately 64% of the Company’s revenue was recognized over time and approximately 36% was recognized at a point in time. For the year ended December 31, 2024, approximately 29% of the Company’s revenue was recognized over time and approximately 71% was recognized at a point in time.
The following table summarizes the Company’s revenue disaggregated by geographic region, which is determined based on the customer’s location, for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31,
	2025	2024
United States	$74,219	$44,423
Australia	124,273	992
Other	5,179	784
Total revenue	$203,671	$46,199
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction prices under contracts for which work is wholly or partially unperformed. As of December 31, 2025, the amount of the Company’s remaining performance obligations was $145.3 million. The Company expects to recognize approximately 60% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from December 31, 2025.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31,
	2025	2024	2023
Refundable contribution	$25,000	$25,000	$25
Unbilled receivables	20,732	6,828	55,241
Retainage	—	—	5,745
Less allowance for credit losses	(25,101)	(25,030)	(1,113)
Contract assets, net of allowance for credit losses	$20,631	$6,798	$59,898

Contract liabilities	$6,610	$8,938	$6,423
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
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $8.4 million and $1.1 million, respectively, related to amounts that were included in the deferred revenue balance as of the beginning of each period.
NOTE 4. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s consolidated balance sheets (amounts in thousands):

	December 31, 2025		December 31, 2024
	Current (2)	Long-Term	Current (2)	Long-Term
Investment in equity securities	$—	$3,270	$—	$3,270
Convertible note receivable (1)	—	—	2,622	—
Other	325	96	311	—
	$325	$3,366	$2,933	$3,270
__________________
(1) The balance is shown net of allowance for credit losses. Refer to Note 5, Allowance for credit losses, for further information.
(2) Presented within prepaid and other current assets on the consolidated balance sheets.
Investment in Equity Securities
In 2022 and 2023, the Company purchased equity securities in KORE Power, Inc. (“KORE”), a U.S. manufacturer of battery cells and modules. These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments for observable price changes in orderly transactions for the same or similar

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

securities, with unrealized gains and losses recognized in earnings. The cost basis of the KORE equity securities is $15.0 million, and cumulative impairment recorded as of December 31, 2025 and December 31, 2024 was $11.7 million.
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
NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Accounts Receivable	Contract Assets	Customer Financing Receivable	Convertible Note Receivable	Total
Balance at December 31, 2023	$69	$1,113	$1,332	$—	$2,514
Provision for credit losses	1,142	24,173	4,665	—	29,980
Write-offs	—	(256)	—	—	(256)
Balance at December 31, 2024	1,211	25,030	5,997	—	32,238
Provision for credit losses	25	71	5,477	3,836	9,409
Balance at December 31, 2025	$1,236	$25,101	$11,474	$3,836	$41,647
For the year ended December 31, 2025, the Company fully reserved the remaining receivable balance for the customer financing receivable due to continued non-collection. The Company is continuing to pursue collection from the customer.
For the year ended December 31, 2025, the Company recorded a $3.8 million allowance for credit losses on its Convertible Note Receivable and related accrued interest from DG Fuels due to financial difficulties being experienced by DG Fuels.
NOTE 6. RELATED PARTY TRANSACTIONS
During the years ended December 31, 2025 and 2024, the Company paid $0.8 million and $1.1 million, respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company. At December 31, 2025 and 2024, the Company had $0.1 million and $0.1 million, respectively, in payables due to this related party.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 7. PROPERTY AND EQUIPMENT, NET
As of December 31, 2025 and 2024, property and equipment, net consisted of the following (amounts in thousands):

	December 31,
	2025	2024
Land	$302	$302
Buildings	774	774
Energy storage systems (1) (2)	50,354	—
Snyder CDU (3)	32,075	—
Machinery and equipment	12,086	11,584
Finance lease right-of-use assets – vehicles	200	185
Furniture and IT equipment	1,477	1,259
Leasehold improvements	127	71
Construction in progress	8,187	88,669
Total property and equipment	105,582	102,844
Less: accumulated depreciation and amortization	(9,518)	(3,351)
Property and equipment, net	$96,064	$99,493
__________________
(1) Consists of two energy storage systems with estimated useful lives of 10 and 20 years, respectively. One energy storage system is subject to an operating lease where the Company is the lessor. The Company has not estimated its salvage value as the Company intends to use the energy storage system for its entire useful life.
(2) The gross cost has been reduced by the estimated aggregate value of the statutory ITCs generated of $32.0 million.
(3) The CDU has an estimated useful life of five years and the gross cost has been reduced by the estimated value of the statutory ITC generated of $15.7 million.
During the year ended December 31, 2025, the Company placed the battery energy storage system (“BESS”) in Snyder, Texas (“Cross Trails BESS”), the hybrid energy storage system in Calistoga, California (“CRC HESS”), and the commercial demonstration unit in Snyder, Texas (“Snyder CDU”) into service. The Company reclassified their carrying values from construction in progress to energy storage systems and Snyder CDU in the preceding table. The reclassified carrying values are presented net of ITCs recorded under the deferral method.
Depreciation and amortization expense related to property and equipment was $4.8 million for the year ended December 31, 2025, of which $1.8 million was included in cost of revenue and the remaining $3.0 million was included in depreciation, amortization, and accretion in the consolidated statement of operations. Depreciation and amortization expense related to property and equipment was $0.7 million for the year ended December 31, 2024, all of which was included in depreciation, amortization, and accretion in the consolidated statement of operations.
The increase in depreciation and amortization expense related to property and equipment primarily reflects depreciation recognized after the Company placed its owned energy storage systems and the Snyder CDU into service during 2025.
The following table shows property and equipment, net by geographical location as of December 31, 2025 and 2024 (amounts in thousands):

	December 31,
	2025	2024
United States	$92,145	$98,784
Foreign	3,919	709
Property and equipment, net	$96,064	$99,493
Stoney Creek Acquisition
From October 2024 through June 2025, the Company loaned AUD 3.9 million (approximately $2.7 million) to Stoney Creek BESS Pty Ltd (“Stoney Creek Pty”) to fund its development costs for a BESS project to be located in Narrabri, New South Wales, Australia.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

On March 17, 2025, the Company entered into a share purchase agreement to acquire all of the outstanding shares of Stoney Creek Pty from Enervest Utility Pty Ltd (“Enervest”) to expand the Company’s portfolio of BESS projects in Australia. The acquisition closed on August 5, 2025, at which time the outstanding note receivable from Stoney Creek Pty, including accrued interest, was settled and applied against the purchase price. The transaction was accounted for as an asset acquisition because the BESS development assets acquired do not constitute a business.
In an asset acquisition, total consideration includes transaction costs and is allocated to the acquired assets based on relative fair values. Total consideration was AUD 4.3 million (approximately $2.9 million), comprised of (i) the settlement of the Company’s note receivable and accrued interest due from Stoney Creek and (ii) transaction costs incurred to effect the acquisition. The Company acquired BESS development assets and note receivable due from from Enervest. AUD 3.8 million (approximately $2.5 million) of the purchase price was allocated to the BESS development assets and recognized within construction in progress in property and equipment, net, and AUD 0.5 million (approximately $0.3 million) was recognized as a loan receivable in prepaid and other current assets on the consolidated balance sheet.
SOSA Acquisition
On October 23, 2025, the Company acquired all of the membership interests in SOSA Energy Center, LLC (“SOSA”) from Savion, LLC (“Savion”) pursuant to a membership interest purchase agreement. The acquisition provides the Company with development rights to a 150 MW / 300 MWh BESS (“SOSA BESS”) to be located in Madison County, Texas. The transaction was accounted for as an asset acquisition because the BESS development assets acquired do not constitute a business.
The purchase price for the membership interests consists of both upfront and contingent components. The Company paid $4.7 million at closing. In addition, the member interest purchase agreement provides for a contingent consideration payment due within 30 days of the SOSA BESS reaching commercial operations. Under the membership interest purchase agreement, the total purchase price is $6.3 million if the SOSA BESS reaches commercial operations before June 1, 2026, or $5.7 million if it reaches commercial operations after June 1, 2026. The Company currently expects the SOSA BESS to reach commercial operations in the second quarter of 2027 and therefore expects the final purchase price to be $5.7 million. As of the acquisition date, the Company determined the resulting additional payment of $1.0 million is expected in the second quarter of 2027. Because the expected contingent payment is due more than 12 months from the acquisition date, the Company recorded a contingent consideration liability at its present value of approximately $0.9 million, which is included in other long-term liabilities in the consolidated balance sheet.
As part of the acquisition of SOSA, the Company acquired rights under a ground lease for the BESS site. Concurrently with the acquisition, the Company entered into equipment purchase agreements with Savion Solar Equipment, LLC to acquire certain long lead BESS equipment under existing supply arrangements. Control of the equipment is not expected to transfer until a future period and, accordingly, the Company did not recognize the equipment at the acquisition date. The Company evaluated the related executory purchase commitments and the project ground lease terms together with the membership interest purchase agreement to determine whether any identifiable contract based assets were acquired at closing. Based on this evaluation, the Company recognized (i) an intangible asset for favorable pricing terms related to a transformer equipment purchase agreement and (ii) an intangible asset for favorable terms in the project ground lease.
Total consideration was $5.6 million, comprised of (i) $4.7 million paid at closing and (ii) the present value of the expected contingent consideration liability of approximately $0.9 million. The Company allocated total consideration based on relative fair values as follows: (i) $3.9 million was allocated to the SOSA BESS development stage project rights and recorded within construction in progress in property and equipment, net, (ii) $1.4 million was allocated to the favorable transformer purchase contract and recorded as an intangible asset, and (iii) $0.2 million was allocated to the favorable ground lease terms and recorded as an intangible asset.
The contingent consideration liability will be accreted to the expected contractual payment amount through interest cost, which will be capitalized to construction in progress during the construction period. Upon delivery of the transformer, the Company will capitalize the invoiced purchase price to construction in progress and reclassify the carrying amount of the favorable transformer purchase contract intangible to construction in progress as part of the transformer’s cost basis. At commencement of the project ground lease, the Company expects to reclassify the favorable lease terms intangible to the related right of use asset and recognize the amount through lease cost over the lease term.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 8. INTANGIBLE ASSETS, NET
Intangible assets are stated at amortized cost and consist of the following (amounts in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Capitalized software to be sold	$7,942	$(1,291)	$6,651	$4,901	$(363)	$4,538
Favorable acquired contracts	1,626	—	1,626	—	—	—
	$9,568	$(1,291)	$8,277	$4,901	$(363)	$4,538
Once a software application is available for general release and is placed in service, the Company amortizes the capitalized costs on a product basis by the greater of the straight-line method over the estimated economic life of the product, or the ratio that current gross revenues for a product bear to the total current and anticipated future gross revenues for that product. The useful life for our external-use software development costs is five years. For the favorable acquired assets, their carrying values will be reclassified to property and equipment, net and ROU assets when the respective assets are acquired or the related ground lease commences.
Amortization expense related to intangible assets was $0.9 million for the year ended December 31, 2025, of which $0.5 million was included in cost of revenue and the remaining $0.4 million was included in depreciation, amortization, and accretion in the consolidated statement of operations and comprehensive loss. Amortization expense related to intangible assets was $0.4 million for the year ended December 31, 2024, all of which was included in depreciation, amortization, and accretion in the consolidated statement of operations and comprehensive loss.
Future amortization expense for capitalized software is estimated as follows (amounts in thousands):

Amount
2026	$1,103
2027	1,103
2028	1,103
2029	741
2030	175
Thereafter	—
Subtotal	4,225
Software projects in process	2,426
Total	$6,651

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 9. DEBT
A summary of the Company’s debt is as follows (amounts in thousands):

	December 31,
	2025	2024
CRC Senior Notes	$14,919	$—
Cross Trails Senior Note	17,806	—
Sale of future receipts	3,058	—
Convertible Debentures	63,800	—
Total outstanding principal	99,583	—
Unamortized discount and issuance costs	(7,862)	—
Fair value adjustment for Convertible Debentures	2,877	—
Debt, current portion	(56,628)	—
Long-term debt	$37,970	$—
Interest Expense
The line item, interest expense, on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024, consists of the following (amounts in thousands):

	Year Ended December 31,
	2025	2024
Contractual interest expense on debt	$5,268	$110
Amortization of debt issuance costs	1,717	—
Amortization of debt discount	1,468	—
Interest expense on finance leases	11	13
Total	$8,464	$123
CRC Bridge Loan
On March 31, 2025, Calistoga Resiliency Center, LLC (“CRC”), a wholly-owned subsidiary of the Company, entered into a $27.8 million credit agreement (“CRC Bridge Loan”) with Jefferies Finance LLC, as administrative agent, collateral agent, and lender. The CRC Bridge Loan was intended to provide interim financing until long-term debt could be arranged. The CRC Bridge Loan carried a 9.5% annual interest rate and had a scheduled maturity date of April 23, 2025. After deducting closing fees, gross proceeds totaled $26.8 million.
On April 4, 2025, the Company refinanced the full outstanding balance of the CRC Bridge Loan through the issuance of $27.8 million in CRC Senior Notes (as described below). The Company recognized a loss on early debt extinguishment of $1.4 million, primarily reflecting the write-off of unamortized discount and debt issuance costs, which is included in the line item, other income (expense), net, in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
CRC Senior Notes
On April 4, 2025, CRC issued $27.8 million of senior notes (“CRC Senior Notes”), with Eagle Point Credit as lender and Jefferies serving as agent for the transaction. The CRC Senior Notes were priced at 99.25% of par, resulting in gross proceeds of $27.6 million. After deducting debt issuance costs, net proceeds totaled $23.2 million.
The CRC Senior Notes bear interest at 12.5% per annum until the earlier of (i) the Company’s receipt of any tax credit transfer proceeds and (ii) December 31, 2025, and thereafter at a rate of 9.5% per annum. The effective annual interest rate on the CRC Senior Notes, which includes the impact of the original issue discount and debt issuance costs, is 20.2%. The CRC Senior Notes are senior secured obligations of CRC, backed by a first-priority pledge of all CRC assets and equity interests. As of December 31, 2025, assets pledged as collateral for the CRC Senior Notes had an aggregate carrying amount of approximately $52.9 million, including $29.8 million of property and equipment, net.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
Cross Trails Bridge Loan
On May 12, 2025, the Company entered into a secured bridge loan (“Cross Trails Bridge Loan”) with Crescent Cove Opportunity Lending, LLC (“Crescent Cove”) for $10.0 million, bearing interest at 24.0% per annum and with a maturity date of July 14, 2025. The loan was issued net of a 5.0% original issue discount and a structuring fee of $0.2 million, for net proceeds of $9.3 million. Total interest expense on the loan of $0.4 million was deducted from the loan proceeds. On July 14, 2025, the Company repaid $5.0 million of principal and simultaneously amended the loan to extend the maturity of the remaining $5.0 million to July 21, 2025. In connection with the extension, the Company paid a $0.2 million amendment fee, which was recorded as additional interest expense. The remaining principal and additional interest for the extension were paid on July 18, 2025.
Cross Trails Senior Note
On July 23, 2025, Cross Trails Energy Storage Project, LLC (“Cross Trails”), a wholly-owned subsidiary of the Company (the “Cross Trails Borrower”), entered into a credit agreement (the “Cross Trails Senior Note”) with Wilmington Trust, National Association, as administrative agent and collateral agent, and Jefferies Capital Services, LLC, as initial lender.
The Cross Trails Senior Note provides for a senior secured term loan facility in an aggregate principal amount of approximately $17.8 million. After origination costs were deducted from the loan proceeds by the lender, net proceeds from the Cross Trails Senior Note were $17.6 million. The Cross Trails Senior Note is structured as a single-draw term loan, with the full amount funded on July 23, 2025. The borrowing bears interest, at the Company’s election, at (i) the alternate base rate (“ABR”) plus 5.0% or (ii) the term secured overnight financing rate (“SOFR”) plus 6.0%. As of December 31, 2025, the Company is utilizing the SOFR option, and SOFR was 4.2% on that date, resulting in an interest rate of 10.2%. The effective annual interest rate on the Cross Trails Senior Note, which includes the impact of the original issue discount and debt issuance costs, is 21.0%. Principal and interest are payable semi-annually, with installments due each February 28 and August 31, beginning on February 28, 2026. The Cross Trails Senior Note matures on July 23, 2032.
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
The obligations under the Cross Trails Senior Note are secured by a first priority security interest in substantially all of the assets of the Cross Trails Borrower, including the project assets, accounts, and related collateral, as well as the membership interests in the Cross Trails Borrower. As of December 31, 2025, assets pledged as collateral for the Cross Trails Senior Note had an aggregate carrying amount of approximately $48.0 million, including $26.8 million of property and equipment, net.
The Cross Trails Senior Note contains customary affirmative and negative covenants for a project financing of this type, including limitations on additional indebtedness, liens, asset sales, investments, affiliate transactions, and distributions. The Cross Trails Borrower is also required to maintain certain financial ratios, including a minimum debt service coverage ratio of 1.10:1.00, and to maintain insurance, deliver certain financial and other reports, and comply with applicable laws and permits. The Cross Trails Senior Note also includes customary representations and warranties, indemnification provisions and requirements for the maintenance of insurance and compliance with applicable laws and permits.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

$5.1 million if fully repaid within 30 days of funding, (ii) $5.2 million if fully repaid after 30 days but within 60 days of funding, or (iii) $6.3 million if not fully repaid within 60 days of funding.
The Company did not fully repay the Cedar Arrangement within 60 days of funding, therefore the applicable aggregate amount to be remitted to Cedar will be $6.3 million. Through December 31, 2025, the Company had remitted $2.8 million to Cedar, with $3.5 million remaining. The effective annual interest rate for the Cedar Arrangement is 141.0%.
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
Convertible Debentures
On September 22, 2025, the Company entered into a Securities Purchase Agreement with YA II PN, Ltd. (the “Investor”), pursuant to which the Company agreed to issue senior unsecured convertible debentures in multiple tranches with an aggregate principal amount of up to $50.0 million. On December 30, 2025, the Securities Purchase Agreement was amended to increase the aggregate principal amount to $65.0 million (collectively, the “Convertible Debentures”).
The initial tranche of $30.0 million (“Tranche 1”) was funded on September 22, 2025 at 97% of par, resulting in net proceeds of $29.1 million. The second tranche of $20.0 million (“Tranche 2”) was funded on December 16, 2025 at 97% of par, resulting in net proceeds of $19.4 million. The third tranche of $15.0 million (“Tranche 3”) was funded on December 30, 2025 at 98% of par, resulting in net proceeds of $14.7 million.
Tranches 1 and 2 mature on March 22, 2027 and Tranche 3 matures on August 30, 2027. All three tranches bear interest at 7.0% per annum (18.0% upon an uncured event of default). Installment payments of principal and interest are due monthly (each, a “Payment Date,” beginning on the applicable payment commencement date). For each installment, the Company may (i) pay cash plus a payment premium equal to 7.0% (Tranches 1 and 2) or 4.0% (Tranche 3) of the principal portion paid (“Payment Premium”) (10.0% while an Amortization Event is in effect, as defined below), (ii) elect to allow the Investor to convert the unpaid installment at a price equal to the lower of (A) the Applicable Fixed Price (defined below) or (B) 97% of the lowest daily VWAP during the four trading days immediately preceding the conversion date, but not below the Floor Price (equal to $0.60 per share), or (iii) satisfy the installment through a combination of cash and conversion.
The fixed conversion price is $4.50 per share for Tranche 1, $7.53 per share for Tranche 2, and $7.41 per share for Tranche 3. For purposes of the redemption and conversion provisions described below, the “Applicable Fixed Price” means the fixed conversion price for the applicable tranche.
On any Payment Date when the Company’s daily Bloomberg volume weighted average price (“VWAP”) has equaled or exceeded 115% of the Applicable Fixed Price for each of the five prior trading days, no cash installment payment is due on such Payment Date and the related installment is deferred, with the principal remaining outstanding until maturity.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

stockholder approval, or (iii) beginning 60 days after issuance, the resale registration statement being unusable for 10 consecutive trading days. While an Amortization Event is in effect, the monthly installment must be paid in cash, the applicable payment premium is 10.0%, and the installment amount may increase to the greater of the scheduled amount and 20.0% of then-outstanding principal.
Outside the monthly payment schedule, the Company may optionally redeem the Convertible Debentures upon advance notice for cash when the VWAP is below the Applicable Fixed Price (with the applicable Payment Premium). Upon a change of control, the Company may redeem all outstanding Convertible Debentures at 110% of principal.
In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to file a registration statement covering the resale of the Common Stock issuable upon conversion of the Convertible Debentures within 10 business days after closing and to use commercially reasonable efforts to obtain effectiveness within 60 days. The Securities Purchase Agreement includes customary covenants and restrictions, including a prohibition on variable-rate transactions while amounts may be or are outstanding, limitations on additional indebtedness and liens subject to agreed exceptions (including specified project-level indebtedness for subsidiaries such as Calistoga and Cross Trails and certain refinancings), and limitations on the Company’s use of existing equity lines without Investor consent. The Company may utilize its at-the-market equity (“ATM”) program only if specified conditions are satisfied, applying 25.0% of gross ATM proceeds to reduce the Convertible Debentures principal on the back end of the schedule, and observing a cooling-off period of three trading days after an Investor market-price conversion; if the ATM is used in any calendar month, the next scheduled amortization payment will be convertible at the Investor’s election. Any subsidiary that directly receives Convertible Debenture proceeds must guarantee the Company’s obligations. The Investor agreed not to engage in short sales of the Company’s equity, but may sell shares corresponding to submitted conversions.
The Convertible Debentures and the shares of common stock issuable upon conversion thereof have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered and sold in a private placement in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. The Investor represented that it is an accredited investor.
The Company elected the fair value option afforded by ASC 825 with respect to the Convertible Debentures because they include features that meet the definition of embedded derivatives. The Company initially recognized the Convertible Debentures at fair value and subsequently remeasures them at fair value, with changes in fair value recognized in the consolidated statements of operations and comprehensive loss. The Convertible Debentures are measured at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.
Issuances at fair value represent the initial fair value recorded at issuance, which approximates the net proceeds received. The following table presents a rollforward of the fair value of the Convertible Debentures for the periods presented, including issuances, cash settlements, and the components of earnings that impacted the fair value during the period.

Year Ended December 31, 2025
Convertible Debentures, beginning balance	$—
Issuances at fair value	63,200
Change in fair value (1)	4,390
Interest expense (stated interest rate) (2)	625
Loss on partial debt extinguishment (3)	120
Cash settlements (inclusive of accrued interest and cash payment premium)	(1,658)
Convertible Debentures, ending balance	$66,677
__________________
(1) Recognized within the line item, change in fair value of financial instruments carried at fair value, in the consolidated statement of operations and comprehensive loss.
(2) Recognized within the line item, interest expense, in the consolidated statement of operations and comprehensive loss.
(3) Recognized within the line item, other income (expense), net, in the consolidated statement of operations and comprehensive loss.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Debt Maturity
The following table summarizes the cash maturities of the Company’s debt instruments as of December 31, 2025 (amounts in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
CRC Senior Notes	$669	$917	$1,074	$1,261	$1,428	$9,570	$14,919
Cross Trails Senior Note	2,821	2,941	1,541	1,967	1,698	6,838	17,806
Sale of future receipts	3,058	—	—	—	—	—	3,058
Convertible Debentures (1)	47,829	15,971	—	—	—	—	63,800
	$54,377	$19,829	$2,615	$3,228	$3,126	$16,408	$99,583
__________________
(1) Assumes scheduled amortization of principal in accordance with the contractually required payment schedule and does not give effect to any elective conversions or optional redemptions.
The table above excludes insurance premium financings, which are presented within accrued expenses in the consolidated balance sheets and are discussed in the following section.
As of December 31, 2025, the Company and its subsidiaries were in compliance with all debt covenants under their debt agreements.
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
As of December 31, 2025 and December 31, 2024, the carrying value of the Company’s insurance premium financings was $0.4 million and $0.7 million, respectively, and is included in the line item, accrued expenses, in the consolidated balance sheets.
NOTE 10. LEASES
The Company primarily has operating leases for its corporate offices, field offices, and vehicles. The Company recognizes a ROU asset and lease liability for operating leases based on the net present value of future minimum lease payments.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
The components of lease expense for the years ended December 31, 2025 and 2024 are as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Operating lease expense	$831	$738
Finance lease expense
Amortization of finance ROU assets	50	49
Interest on finance lease liabilities	11	13
Short-term lease expense	430	809
Variable lease expense	34	32
Capitalized lease costs	(352)	(396)
Sublease income	(29)	(27)
Total	$975	$1,218
Supplemental balance sheet information related to leases as of December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (years)
Operating leases	4.6	6.1
Finance leases	2.8	3.0

Weighted average discount rate
Operating leases	9.8%	10.3%
Finance leases	9.1%	9.5%
Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 is as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$942	$827
Operating cash flows used for finance leases	11	12
Financing cash flows used for finance leases	104	185
	$1,057	$1,024

ROU Assets obtained in Exchange for Lease Liabilities
Operating leases	$1,615	$160
Finance leases	87	60
	$1,702	$220

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Future maturities of operating and finance lease liabilities as of December 31, 2025 are as follows (amounts in thousands):

	Operating Leases	Finance Leases
2026	$685	$50
2027	540	44
2028	449	31
2029	426	6
2030	115	—
Thereafter	354	—
Total undiscounted cash flows	2,569	131
Less imputed interest	(557)	(15)
Present value of lease liabilities	$2,012	$116
NOTE 11. RETIREMENT PLANS
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Obligations and Funded Status
The following table presents the defined benefit plans’ funded status and amount recognized in the consolidated balance sheets as of December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31,
	2025	2024
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,485	$5,791
Service cost	377	300
Interest cost	74	96
Actuarial loss (gain)	(401)	694
Transfers in, net of benefits paid	(1,477)	(195)
Plan participant’s contributions	267	222
Plan amendments	—	10
Foreign currency translation adjustments	854	(433)
Benefit obligation at end of year	$6,179	$6,485
Change in Plan Assets
Fair value of plans assets at beginning of year	$4,441	$4,300
Actual return on plans’ assets	260	204
Employer contributions	262	222
Benefits paid	(1,477)	(195)
Plan participant’s contributions	267	222
Foreign currency translation adjustments	589	(312)
Fair value of plans assets at end of year	$4,342	$4,441
Funded Status at End of Year
Fair value of plan assets	$4,342	$4,441
Benefit obligation	(6,179)	(6,485)
Liability recognized at end of year	$(1,837)	$(2,044)

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Components of Net Periodic Benefit Cost
The components of net periodic pension benefit cost for the Company’s defined benefit pension plan was as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Employer service costs	$377	$300
Interest cost	74	96
Expected return on plan assets	(260)	(220)
Amortization of net prior service credit	40	37
Amortization of net loss	106	39
Curtailments and settlements	143	—
Net periodic benefit cost	$480	$252
Impact on Accumulated Other Comprehensive Loss
Amounts recognized in accumulated other comprehensive loss at December 31, 2025 and 2024 were as follows (amounts in thousands):

	December 31,
	2025	2024
Net prior service cost	$(239)	$(283)
Net loss	(898)	(1,520)
Accumulated other comprehensive loss	$(1,137)	$(1,803)
Changes in accumulated other comprehensive loss for the Company’s pension plan were as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Accumulated other comprehensive loss at beginning of year	$(1,803)	$(1,164)
Change in net prior service credit	35	26
Change in net loss	577	(651)
Foreign currency translation adjustments	54	(14)
Accumulated other comprehensive loss at end of year	$(1,137)	$(1,803)
Assumptions
The assumptions used to measure the benefit obligation and net periodic benefit cost for the Company’s defined benefit pension plan were as follows:

	2025	2024
Discount rate	1.4%	1.1%
Expected long-term return on plan assets	4.7%	5.1%
Rate of compensation increase	1.3%	1.3%
Pension increase rate (in payment)	—%	—%
Investment Strategy
As is customary with Swiss pension plans, the plan assets are invested in a Swiss collective fund (Profond Pension Fund, contract number 208.155) with multiple employers. The Company does not have rights to the individual assets of the plans nor does the Company have investment authority over the assets of the plans. The collective fund maintains a variety of investment positions primarily in equity securities and highly rated debt securities. The valuation of the collective fund assets as a whole is a level 3 measurement; however the individual investments of the fund are generally level 1 (equity securities and cash), level 2 (fixed income) and level 3 (real estate and alternative) investments. The Company determines

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

the fair value of the plan assets based on information provided by the collective fund, through review of the collective fund’s annual financial statements, and the Company further considers whether there are other indicators that the investment balances reported by the fund could be impaired. The Company concluded that no such impairment indicators were present at December 31, 2025 and 2024.
The Swiss pension plans’ actual asset allocation as compared to the plan administrators’ target asset allocations for fiscal years 2025 and 2024 were as follows:

	2025	2024	Target
Equity instruments (Level 1)	46.6%	52.4%	47.0%
Debt instruments (Level 2)	11.5%	11.8%	11.0%
Real estate (Level 3)	21.6%	24.4%	22.0%
Alternative investments (Level 3)	12.5%	9.0%	13.0%
Infrastructure (Level 3)	—%	—%	5.0%
Cash and equivalents (Level 1)	7.8%	2.4%	2.0%
Total	100.0%	100.0%	100.0%
Cash Flows
Estimated future benefit payments expected to be paid by the defined benefit pension plan at December 31, 2025 are as follows (amounts in thousands):

Year Ending December 31,	Future Benefits
2026	$50
2027	51
2028	52
2029	52
2030	53
Thereafter	268
Total	$526
The estimated employer contribution to the defined benefit pension plan in fiscal year 2026 is $0.3 million.
Defined Contribution Plan
The Company sponsors a defined contribution retirement plan for its United States employees and makes matching contributions up to a maximum of 3.5% of compensation. The Company made $0.7 million and $0.9 million in matching contributions for the years ended December 31, 2025 and 2024.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 12. SUPPLEMENTAL BALANCE SHEETS DETAIL

	December 31,
(amounts in thousands)	2025	2024
Prepaid expenses and other current assets:
Prepaid expenses	$3,918	$3,423
Tax refund receivable	813	117
Investments, current	325	2,933
Other	11	55
Total	$5,067	$6,528

Other assets:
Interest receivable, net of allowance for credit losses of $1.0 million and — as of December 31, 2025 and 2024, respectively.	$—	$850
Other	883	306
Total	$883	$1,156

Accrued expenses:
Accrued project costs	$49,889	$8,165
Employee costs	12,321	4,019
Taxes payable	4,572	2,351
Professional fees	1,487	8,373
Accrued interest	1,445	—
Insurance premium financings	434	724
Warranty liabilities	241	1,336
Total	$70,389	$24,968

Other current liabilities:
Operating leases	$511	$461
Finance leases	41	38
Total	$552	$499

Other long-term liabilities:
Operating leases	$1,501	$785
Asset retirement obligation	1,035	11
Deferred SOSA acquisition payment	891	—
Derivative liability - Asset Vault	458	—
Finance leases	75	81
Unearned lease revenue - tolling arrangements	200	—
Warranty liabilities	226	55
Total	$4,386	$932

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 13. REDEEMABLE NON-CONTROLLING INTEREST
On October 9, 2025, Energy Vault, Inc. (“EV Inc.”), a wholly owned subsidiary of Company, entered into a Contribution and Purchase Agreement (“Asset Vault Purchase Agreement”) with OIC Structured Equity Fund I, L.P. and affiliated funds (collectively, “OIC”) and Asset Vault. Pursuant to this agreement, Asset Vault was capitalized with (i) 1.2 billion common units issued to EV Inc. in exchange for the contribution of equity interests in certain project holding entities and related development assets (the “EV Contribution”) and (ii) 300 million Series A preferred units (the "Series A Preferred Units") issued to OIC in exchange for an initial cash contribution of $35.0 million and OIC's commitment to provide additional capital contributions up to an aggregate of $300.0 million during the 24-month availability period, subject to the terms and conditions of the amended and restated limited liability company agreement of Asset Vault (the “A&R LLC Agreement”). Following the EV Contribution and OIC's initial investment, EV Inc. holds 100% of the common units of Asset Vault and OIC holds 100% of the issued and outstanding Series A Preferred Units. 1.2 billion common units and 300 million preferred units in Asset Vault were authorized, issued, and outstanding as of December 31, 2025.
Asset Vault is a VIE of which the Company is the primary beneficiary; therefore, Asset Vault is consolidated and OIC’s participation is presented as a redeemable non-controlling interest.
Warrants Issued to OIC and Allocation of Proceeds
In conjunction with OIC's acquisition of the Series A Preferred Units, the Company issued to OIC and its affiliated funds detachable warrants to purchase shares of the Company's common stock (the “OIC Warrants”). The OIC Warrants were classified as liabilities and were recorded at fair value on the issuance date. See Note 14, Warrants, for additional information regarding the terms, fair value measurement, and accounting treatment for the OIC Warrants.
For purposes of the Company's consolidated financial statements, the $35.0 million of gross proceeds were allocated first to the warrant liability based on its fair value at the issuance date of $11.3 million, with the residual $23.7 million initially allocated to the Series A Preferred Units prior to consideration of transaction costs. The amount allocated to the Series A Preferred Units was then further allocated between the bifurcated derivative liability and the host preferred instrument, resulting in the recognition of a $0.5 million derivative liability and $23.2 million attributable to the Series A Preferred Units before transaction costs. Total transaction costs, including the Structuring Premium (described below) of approximately $5.8 million, were allocated between the OIC Warrants and the Series A Preferred Units on the same relative allocation basis used for the gross proceeds. Of those costs, approximately $1.9 million allocated to the warrants were recognized immediately in earnings, while approximately $4.0 million allocated to the Series A Preferred Units reduced the initial carrying amount of the redeemable non-controlling interest. As a result, the redeemable non-controlling interest was initially recorded at approximately $19.3 million in mezzanine equity.
Structuring Premium
Under the A&R LLC Agreement, OIC is entitled to a structuring premium equal to 2.0% of funded capital contributions (the “Structuring Premium”), which is effectively withheld from or paid out of the gross proceeds contributed by OIC at each funding date. On the initial funding of $35.0 million, the Structuring Premium was $0.7 million. For purposes of calculating the redemption value of the Series A Preferred Units, capital contributions are measured at their gross amount (i.e., $35.0 million for the initial funding) prior to any deductions for structuring premiums or other offsets, as specified in the A&R LLC Agreement.
Classification as Redeemable Non-Controlling Interest
The Series A Preferred Units are entitled to priority distributions and a preference in liquidation ahead of the common units, as defined in the A&R LLC Agreement. The A&R LLC Agreement also provides OIC with contractual exit rights that are not solely within the Company's control, including: (i) beginning on the sixth anniversary of the initial closing date (October 9, 2031), the right to require a redemption or sale transaction (a “forced sale” mechanism) designed to provide OIC with the contractual redemption amount for its Series A Preferred Units; and (ii) if such redemption or sale has not occurred within specified timeframes, certain “springing” governance rights that allow OIC to direct a sale of Asset Vault or its assets to satisfy its redemption rights.
Because the Series A Preferred Units are not mandatorily redeemable on a fixed date, but are redeemable upon the occurrence of events that are not solely within the control of the Company, OIC's interest in Asset Vault is classified as a redeemable non-controlling interest in the mezzanine section of the consolidated balance sheets (between liabilities and stockholders' equity) in accordance with ASC 480-10-S99-3A and related guidance.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Priority Distributions
The Series A Preferred Units are entitled to cumulative priority distributions at a rate of 12.0% per annum, accruing daily on the sum of the par amount and any accumulated paid-in-kind amounts. During the first three years following the Series A Original Issue Date (the “Optional PIK Period”), such distributions may be paid entirely in kind at the election of the Company's Board of Directors. Following the Optional PIK Period, at least two-thirds of accrued distributions must be paid in cash, with no more than one-third payable in kind. Priority distributions are payable quarterly on March 31, June 30, September 30, and December 31 of each year. Paid-in-kind distributions increase the par amount of the Series A Preferred Units and, accordingly, increase the Accrued Preference Amount and Base Return components of the redemption value. Paid-in-kind amounts compound automatically on each distribution payment date.
Redemption Value and Subsequent Measurement
The A&R LLC Agreement defines the redemption price for the Series A Preferred Units as the greater of: (a) the “Accrued Preference Amount,” which equals the par amount of such Series A Preferred Unit plus any accumulated paid-in-kind amounts plus accrued but unpaid priority distributions; and (b) the “Base Return” amount, which equals the greater of a 1.65x multiple of invested capital (“MOIC”) and a 12.0% internal rate of return (“IRR”), in each case computed in accordance with the A&R LLC Agreement and taking into account prior cash distributions and structuring premium payments.
The redeemable non-controlling interest was initially recorded based on the proceeds allocated to the Preferred Units after first measuring the warrant liability at fair value, then allocating the residual proceeds between the bifurcated derivative liability and the host preferred instrument, and allocating the applicable issuance costs to the Preferred Units. In subsequent periods, the carrying amount of the redeemable non-controlling interest is adjusted for: (i) OIC's share of Asset Vault's net income (loss), measured using a hypothetical liquidation at book value (“HLBV”) methodology that reflects the contractual distribution and liquidation waterfall in the A&R LLC Agreement, (ii) cash or in-kind distributions declared or paid on the Series A Preferred Units, and (iii) accretion of the carrying amount of the redeemable non-controlling interest up to its redemption value, to the extent the estimated redemption value exceeds the current carrying amount and redemption is considered probable. Any accretion to redemption value is recorded as an adjustment to mezzanine equity with an offset to additional paid-in-capital and is not included in the HLBV income allocation.
As of the October 9, 2025 issuance date, management concluded that it is probable that the Series A Preferred Units will become redeemable within the meaning of ASC 480-10-S99-3A. Accordingly, the Company accretes the carrying amount of the redeemable non-controlling interest from its initial measurement to its estimated redemption value using the effective interest method over the period from issuance to the earliest redemption date. Management initially determined the earliest redemption date to be two years and nine months from issuance, based on the accelerated forced sale feature tied to the October 9, 2027 tranche funding requirement. If, in a future period, changes in facts and circumstances modify the estimated redemption value or the earliest redemption date, including upon future tranche funding, the Company will update its estimate of the redemption value and adjust the pattern of accretion prospectively so that the carrying amount equals the revised redemption value at the revised earliest redemption date.
As of December 31, 2025, management considers redemption of the Series A Preferred Units to be probable. Accordingly, the Company has recognized accretion to the redemption value for the period from October 9, 2025 to December 31, 2025 using the effective interest method based on the then-estimated redemption value and earliest redemption date. The accretion for the period ended December 31, 2025 was $0.9 million. See the roll-forward table below for additional detail. As of December 31, 2025, the redemption amount on earliest redemption date is $57.8 million.
Contingent Adjustment Features
If a forced sale is not consummated within nine months following OIC's delivery of a forced sale notice (a “Failed Process”), the A&R LLC Agreement provides for the following automatic adjustments: (i) the preferred distribution rate increases by 3.0% (from 12.0% to 15.0%) and all distributions thereafter become payable entirely in cash; (ii) the MOIC floor in the Base Return calculation increases by 0.10x (from 1.65x to 1.75x); and (iii) OIC obtains the right to appoint a majority of the Board of Directors until the Series A Preferred Units are redeemed in full (the “Springing Governance Rights”). Management does not currently consider a Failed Process to be probable. Accordingly, no incremental adjustment to the redeemable non-controlling interest has been recorded for these contingent features as of December 31, 2025.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Warrant Exchange Provisions
Under the A&R LLC Agreement, OIC may elect to exchange all or a portion of the OIC Warrants for additional Series A Preferred Units if the Company has not achieved specified EBITDA thresholds. Upon any such exchange, the number of Series A Preferred Units held by OIC would increase by up to 15.0% of the exchanged amount, and the exchanged OIC Warrants would be cancelled.
Roll-forward of Redeemable Non-Controlling Interest
The following table presents a roll-forward of the redeemable non-controlling interest related to Asset Vault for the year ended December 31, 2025 (amounts in thousands):

Redeemable non-controlling interest, balance at beginning of period	$—
Acquisition of redeemable non-controlling interest	19,332
Net income (loss) attributable to redeemable non-controlling interest (1)	—
PIK distributions to redeemable non-controlling interest holder	967
Accretion to redemption value (2)	857
Redeemable non-controlling interest, balance at end of period	$21,156
__________________
(1) Net income (loss) attributable to redeemable non-controlling interest is determined using the HLBV methodology based on the contractual rights and priorities in the A&R LLC Agreement. Under HLBV, income is allocated based on the change in each party's claim on the net assets of Asset Vault under a hypothetical liquidation scenario at the beginning and end of each reporting period. This allocation may differ significantly from the non-controlling interest's nominal percentage of total units outstanding.
(2) Accretion represents the increase in the carrying amount of the redeemable non-controlling interest toward its estimated redemption value, calculated using the effective interest method over the period to the earliest probable redemption date (July 9, 2028). Accretion is recorded as an adjustment to additional paid-in-capital. Although accretion does not affect total net loss, it is treated as a deemed dividend and therefore as an adjustment to net loss attributable to common stockholders for purposes of computing net loss per share.
NOTE 14. WARRANTS
OIC Warrants
In connection with OIC's acquisition of the Series A Preferred Units of Asset Vault, the Company issued warrants to OIC. See Note 13, Redeemable Non-Controlling Interest, for additional information regarding the Asset Vault transaction.
The OIC Warrants are exercisable for an aggregate of approximately 5.6 million shares of the Company's common stock at an exercise price of $4.24 per share. The OIC Warrants expire on October 9, 2030 and may be exercised in whole or in part at any time prior to expiration. The OIC Warrants include a cashless exercise feature that allows the holders to receive a net number of shares based on the difference between the fair market value of the Company's common stock and the exercise price at the time of exercise.
The warrant agreement provides for standard anti-dilution adjustments to the exercise price and number of warrant shares in the event of stock dividends, stock splits, combinations, or similar recapitalization events. In addition, the warrant agreement includes provisions for adjustments in connection with certain extraordinary transactions, such as mergers, consolidations, or sales of substantially all of the Company's assets.
The warrant Agreement includes a provision (the "Convertible Adjustment") that reduces the number of warrant shares issuable upon exercise if the Company's Convertible Debentures issued to YA II PN, Ltd. are ultimately satisfied with fewer than 7.1 million shares of the Company's common stock. If triggered, the reduction is calculated proportionally based on the ratio of (i) the actual number of shares issued in satisfaction of the Convertible Debentures to (ii) 7.1 million shares. The maximum potential reduction to the OIC Warrants is approximately 0.2 million shares. As of December 31, 2025, the Convertible Debentures remain outstanding and the Convertible Adjustment has not been triggered.
Under ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity, an equity-linked instrument is considered "indexed to the entity's own stock" only if its settlement amount equals the difference between the fair value of a fixed number of shares and a fixed monetary amount (the "fixed-for-fixed" criterion). The OIC Warrants are accounted for as liabilities as they do not satisfy the indexed-to-own-stock criteria and therefore do not qualify for equity classification.
Novus Warrants
In 2022, Novus Capital Corporation II (“Novus”), a special purpose acquisition company, merged with Legacy Energy Vault and after the merger, Novus was immediately renamed to Energy Vault Holdings, Inc. As part of the merger, the

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Company assumed approximately 5.2 million warrants (“Novus Warrants”). Each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share, subject to adjustments. The Novus Warrants are exercisable on a cash or cashless basis, at the warrant holders’ option, and are not redeemable by the Company, in each case so long as the warrants are still held by Novus or their permitted transferees. The private warrants are exercisable until February 11, 2027. The Novus Warrants are accounted for a liabilities as they do not satisfy the indexed-to-own-stock criteria and therefore do not qualify for equity classification.
Fair Value Measurement - Liability Classified Warrants
The Company measures the fair value of the OIC Warrants using a Monte-Carlo pricing model and measures the fair value of the Novus Warrants using a Black-Scholes option pricing model, both of which require the use of significant judgments and the use of unobservable inputs. As such, the Company’s warrant liabilities are classified within Level 3 of the fair value hierarchy. The key unobservable inputs used to value the OIC Warrants include the expected volatility and the Company’s estimated future EBITDA. The key unobservable input used to value the Novus Warrants include the expected volatility. A significant increase in the expected volatility in isolation would result in a significantly higher fair value measurement.
The following table provides the assumptions used to estimate the fair value of the OIC Warrants upon issuance:

OIC Warrants
Exercise price	$4.24
Expected term (in years)	5.00
Expected volatility	90.0%
Risk-free interest rate	3.7%
Expected dividend yield	—%
The following table provides the assumptions used to estimate the fair value of the Company’s liability classified warrants as of December 31, 2025:

	OIC Warrants	Novus Warrants
Exercise price	$4.24	$11.50
Expected term (in years)	4.78	1.12
Expected volatility	80.0%	70.0%
Risk-free interest rate	3.7%	3.7%
Expected dividend yield	—%	—%
Roll-Forward of Warrant Liabilities
The following table presents a roll-forward of the Company’s warrant liabilities for the years ended December 31, 2025 and 2024 (amounts in thousands):

Warrant liabilities at December 31, 2023	$2
Change in fair value (1)	—
Warrant liabilities at December 31, 2024	2
Issuance of warrants	11,250
Change in fair value (1)	3,798
Warrant liabilities at December 31, 2025	$15,050
__________________
(1) Recognized within the line item, change in fair value of financial instruments carried at fair value, in the consolidated statements of operations and comprehensive loss.
Dorado Goose Warrants
On August 18, 2025, the Company completed the private issuance of an aggregate of 4.5 million warrants (the “Dorado Goose Warrants”) to purchase shares of the Company’s common stock to Dorado Goose, LLC in exchange for professional

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
The Dorado Goose Warrants are classified in equity because they are indexed to the Company’s own stock and accounted for under ASC 718, Compensation—Stock Compensation (“ASC 718”) as an equity-classified award to a non-employee service provider. Because the award is equity-classified, it was measured at grant date fair value and is not remeasured subsequently. The full fair value of the Dorado Goose Warrants was recognized as expense in the consolidated statement of operations within general and administrative expenses during the year ended December 31, 2025.
The grant date fair value of the award was $1.2 million and was estimated using a Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	2.0
Expected volatility	75.9%
Risk-free interest rate	3.7%
Expected dividend yield	—
Roll-Forward of Warrants
The following table presents a roll-forward of the Company’s warrants for the years ended December 31, 2025 and 2024 (amounts in thousands):

	OIC Warrants	Novus Warrants	Dorado Goose Warrants	Total
Warrants outstanding at December 31, 2023	—	5,167	—	5,167
Issuance of warrants	—	—	—	—
Warrant liabilities at December 31, 2024	—	5,167	—	5,167
Issuance of warrants	5,572	—	4,500	10,072
Warrant liabilities at December 31, 2025	5,572	5,167	4,500	15,239
NOTE 15. FAIR VALUE MEASUREMENTS
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (amounts in thousands):

		Fair Value at
	Fair Value Hierarchy	December 31, 2025	December 31, 2024
Assets (Liabilities):
Convertible Debentures (1)	Level 3	$(66,677)	$—
Warrant liabilities (2)	Level 3	(15,050)	(2)
Derivative liability - Asset Vault (3)	Level 3	(458)	—
__________________
(1) The Company has elected to measure the Convertible Debentures at fair value (see Note 9, Debt). The Company uses a Monte Carlo simulation to value the Convertible Debentures that models potential settlement outcomes under the contractual terms. The significant assumptions used in the model include the volatility of the Company’s common stock (100.0%) and discount rates derived from market yields for comparable CCC- rated debt ranging from 26.4% to 27.3%. The model also incorporates each instrument’s contractual term, redemption features, and conversion mechanics.
(2) The warrants are not publicly traded and the Company uses a Black-Scholes or Monte Carlo model to determine the fair value. See Note 14, Warrants, for additional information.
(3) The derivative liability relates to certain redemption and settlement features in the Contribution and Purchase Agreement with OIC. The Company utilized an income approach using a probability weighted expected present value method to value the derivative liability. Significant assumptions include a discount rate of 22.8% and estimated probabilities and timing associated with the occurrence of various mandatory redemption events.
The carrying amount and estimated fair value of the Company’s financial instruments not measured at fair value are as follows (amounts in thousands):

		December 31, 2025		December 31, 2024
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets (Liabilities):
Debt (1)	Level 3	$(27,921)	$(29,758)	$—	$—
__________________
(1) Includes short-term portion of long-term debt and excludes debt measured at fair value. The Company estimates the fair value using a discounted cash flow model which utilizes the Company’s incremental borrowing rate, which is estimated based on the Company’s assumptions.
NOTE 16. STOCKHOLDERS’ EQUITY
Hudson Equity Purchase Agreement
On March 31, 2025, the Company entered into an equity purchase agreement (the “Hudson Equity Purchase Agreement”) with Hudson Global Ventures, LLC, a Nevada limited liability company (“Hudson”). Pursuant to the Hudson Equity Purchase Agreement, the Company has the right, but not the obligation, to sell to Hudson, and Hudson is obligated to purchase, up to approximately $25.0 million of newly issued shares (the “Maximum Commitment”) of the Company’s common stock, from time to time during the term of the Hudson Equity Purchase Agreement, subject to certain limitations and conditions (the “Hudson Offering”). As consideration for Hudson’s commitment to purchase shares of common stock under the Hudson Equity Purchase Agreement, we paid Hudson a commitment fee of $0.2 million during the first quarter of 2025 and issued them 452,000 shares of common stock during the second quarter of 2025, valued at $0.4 million at the time of issuance, following the execution of the Hudson Equity Purchase Agreement (the “Commitment Shares”). The commitment fees were recorded within other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
During the year ended December 31, 2025, the Company sold 6.2 million shares of common stock to Hudson for net proceeds of $6.8 million.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

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
NOTE 17. STOCK-BASED COMPENSATION
2022 Equity Incentive Plan
In 2022, the Company adopted its 2022 Equity Incentive Plan (the “2022 Incentive Plan”). The 2022 Incentive Plan provides for the granting of stock options, stock appreciation rights (“SARs”), restricted shares, RSUs, and other awards to employees, non-employee directors, and consultants of the Company. Shares of common stock underlying awards that expire or are forfeited or canceled will again be available for issuance under the 2022 Incentive Plan.
The initial number of shares of the Company’s common stock reserved for issuance under the 2022 Incentive Plan was approximately 15.5 million, plus up to approximately 8.3 million shares subject to awards granted under the 2017 Stock Incentive Plan and 2020 Stock Incentive Plan that may become available for issuance under the 2022 Incentive Plan to the extent such awards are forfeited, expired, unexercised, or are otherwise unsettled. Annually, beginning on March 1, 2022 and ending in (and including) March 1, 2031, the number of shares of the Company’s common stock that may be issued under the 2022 Incentive Plan automatically increases by a number of shares equal to the lesser of (i) 4.0% of the outstanding shares on the last day of the immediately preceding month or (ii) number of shares (including zero) determined by the Company’s Board.
2022 Inducement Plan
In 2022, the Board adopted the 2022 Inducement Award Plan (the “2022 Inducement Plan”), which provides for the granting of stock options, SARs, restricted shares, RSUs, and other awards to individuals who were not previously employees of Energy Vault, or following a bona fide period of non-employment, as inducement material to such individuals entering into employment with Energy Vault. Shares of common stock underlying awards that expire or are forfeited or canceled will again be available for issuance under the 2022 Inducement Plan. 8.0 million shares of the Company’s common stock are reserved for issuance under the 2022 Inducement Plan.
2025 Inducement Plan
In February 2025, the Board approved the Company’s 2025 Inducement Award Plan (the “2025 Inducement Plan”), which provides for the granting of stock options, SARs, restricted shares, RSUs, and other awards to individuals who were not previously employees of Energy Vault, or following a bona fide period of non-employment, as inducement material to such individuals entering into employment with Energy Vault. Shares of common stock underlying awards that expire or are forfeited or canceled will again be available for issuance under the 2025 Inducement Plan. 8.0 million shares of the Company’s common stock are reserved for issuance under the 2025 Inducement Plan.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Stock Option Activity
Stock option activity for year ended December 31, 2025 was as follows (amounts in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	6,429	$1.62	6.0	$4,248
Stock options granted	—	—	—	—
Stock options exercised	(518)	1.42	—	1,333
Stock options forfeited, canceled, or expired	(188)	0.96	—	—
Balance as of December 31, 2025	5,723	1.66	4.8	16,891

Options exercisable as of December 31, 2025	3,723	1.64	4.6	11,045
Options vested and expected to vest as of December 31, 2025	5,723	$1.66	4.8	$16,891
As of December 31, 2025, total unrecognized stock-based compensation expense related to unvested option awards that are expected to vest was $1.1 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.1 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the NYSE as of December 31, 2025.
Restricted Stock Units
During the year ended December 31, 2025, pursuant to the 2022 Incentive Plan and 2025 Inducement Plan, the Company granted RSUs to employees that vest based on market-based conditions. These RSUs will vest and convert to common stock if the Company’s stock price reaches certain price targets for 20 days in any 30 day trading window. The fair value of the RSUs are recognized as expense over the requisite service period regardless of whether or not the RSUs ultimately vest and convert to common stock. The fair value of these market-based RSUs were measured on their grant date, using a Monte Carlo simulation model based on the following range and weighted-average assumptions:

Expected term (in years)	4.0
Expected volatility	95% to 100%
Risk-free interest rate	3.7% to 3.9%
Expected dividend yield	—
RSU activity for year ended December 31, 2025 was as follows (amounts in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Nonvested balance as of December 31, 2024	22,325	$2.83
RSUs granted	10,427	0.97
RSUs forfeited	(1,934)	1.77
RSUs vested	(10,469)	3.44
Nonvested balance as of December 31, 2025	20,349	$1.66
As of December 31, 2025, unrecognized stock-based compensation expense related to these RSUs was $18.5 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 1.6 years.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

Stock-Based Compensation Expense
Total stock-based compensation expense for the years ended December 31, 2025 and 2024 was as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Sales and marketing	$3,868	$6,162
Research and development	5,284	8,693
General and administrative	27,561	23,854
Total stock-based compensation expense	$36,713	$38,709
NOTE 18. REORGANIZATION EXPENSES
Periodically, the Company implements cost savings measures and recognizes reorganization costs related to those measures. Reorganization expenses consist of personnel reduction costs.
During the years ended December 31, 2025 and 2024, the Company recognized $1.2 million and $1.6 million in reorganization costs, respectively. Currently, the Company does not expect to incur additional charges related to these cost reduction plans.
Total reorganization expenses for years ended December 31, 2025 and 2024 are as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Sales and marketing	$32	$288
Research and development	318	523
General and administrative	812	748
Total reorganization expenses	$1,162	$1,559
A reconciliation of the beginning and ending liability balances for reorganization expenses included in the line item, accrued expenses, on the consolidated balance sheets is as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Beginning of period	$—	$—
Costs charged to expense	1,162	1,559
Costs paid or settled	(1,162)	(1,577)
Foreign currency translation adjustments	—	18
End of period	$—	$—
NOTE 19. SEGMENT REPORTING
As a single reportable segment entity, the Company’s CODM uses the profit measure of net loss to allocate resources and assess performance of our business by comparing actual results to historical results and previously forecasted financial information. The measure of segment assets is reported on the consolidated balance sheets as total assets.
See Note 3 for the Company’s revenue disaggregated by product line.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

The following table presents revenue, significant segment expenses provided to the CODM, and net loss for our consolidated segment (amounts in thousands):

	Year Ended December 31,
	2025	2024
Revenue	$203,671	$46,199
Cost of revenue	155,681	40,012
Gross profit	47,990	6,187
Non-personnel operating costs (1)	32,228	32,251
Salaries and wages (2)	39,410	32,290
Stock-based compensation	36,713	38,709
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue) (3)	3,435	1,058
Loss on impairment and sale of long-lived assets	—	336
Interest expense	8,464	123
Interest income	(1,100)	(5,537)
Provision for income taxes	7,763	67
Other segment items (4)	24,735	42,703
Net loss	$(103,658)	$(135,813)
__________________
(1) Represents sales and marketing, research and development, and general and administrative expenses, excluding personnel related costs and reorganization expenses.
(2) Represents the costs of employees’ salaries, benefits, and payroll taxes that are reported within sales and marketing, research and development, and general and administrative expenses in the consolidated statements of operations and comprehensive loss. This amount excludes stock-based compensation expense and reorganization expenses.
(3) $2.3 million of depreciation and amortization expense recognized within cost of revenue for year ended December 31, 2025.
(4) Represents certain other segment items that are not deemed significant segment expenses and primarily consists of provision for credit losses, loss on financial instruments carried at fair value, reorganization expenses, and other income/expense items.
NOTE 20. INCOME TAXES
The components of pre-tax loss are as follows for the years ended December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31,
	2025	2024
United States	$(82,925)	$(123,143)
Switzerland	(8,890)	(8,151)
United Kingdom	(1,700)	(1,993)
Australia	(2,363)	(2,448)
China	(17)	(11)
Total loss before tax	$(95,895)	$(135,746)

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

The following table presents a reconciliation of the Company’s federal statutory income tax rate to the effective income tax rate (amounts in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
US federal statutory income tax rate	$(20,138)	21.0%	$(28,493)	21.0%
State and local income taxes, net of federal benefit (1)	503	(0.5)%	225	(0.1)%
Non-deductible expenses:
Stock-based compensation	5,549	(5.8)%	6,691	(4.9)%
Other	1,781	(1.9)%	122	(0.1)%
Credits:
Research and development	(433)	0.5%	(621)	0.5%
ITC	7,148	(7.5)%	—	—%
Foreign rate differential	3,341	(3.5)%	2,647	(2.0)%
Valuation allowance	10,049	(10.5)%	19,520	(14.4)%
Other	(37)	—%	(24)	—%
Effective income tax rate	$7,763	(8.2)%	$67	—%
__________________
(1) State taxes in Texas and Virginia made up the majority (greater than 50%) of the tax effect of this category.
The components of the provision (benefit) for income taxes are as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024
Current
Federal	$611	$(20)
State	3	87
Foreign	—	—
Total current tax provision	614	67
Deferred
Federal	7,149	—
State	—	—
Foreign	—	—
Total deferred tax provision	7,149	—
Total provision for income taxes	$7,763	$67
Net income taxes paid (refunded) by jurisdiction consisted of the following (amounts in thousands):

	Year Ended December 31,
	2025	2024
U.S.
Federal	$(7)	$52
State	50	—
Total U.S.	43
Foreign:
India	600	—
Total	$643	$—

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

The components of the deferred tax asset are as follows (amounts in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$39,631	$30,397
Stock-based compensation	1,868	1,763
Revenue	3,500	672
Accrued expenses	3,443	605
Capitalized research and development	1,662	3,701
Investment and research tax credits	51,016	2,778
Depreciation and amortization	329	—
Operating lease liabilities	310	156
Impairment of investment in equity securities	2,940	2,556
Allowance for credit losses	9,459	7,024
Interest expense	1,315	—
Other	2,150	—
Gross deferred tax assets	117,623	49,652
Less: valuation allowance	(76,778)	(48,107)
Net deferred tax assets	40,845	1,545
Deferred tax liabilities:
Depreciation and amortization	—	(1,287)
Right of use assets	(337)	(174)
Other	—	(84)
Gross deferred tax liabilities	(337)	(1,545)
Net deferred tax assets (liabilities)	$40,508	$—
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the analysis of federal and state deferred tax balances, future tax projections and availability of taxable income in the carryback period, the Company recorded a valuation allowance against the federal, state, and international deferred tax assets of $76.8 million.
As of December 31, 2025, the Company had federal net operating losses of $155.6 million, state net operating losses of $58.9 million, and foreign net operating losses of $13.6 million. The federal net operating loss carryforwards do not expire, but are subject to a limitation on their use equal to 80% of the taxable income in the year of use. The state net operating loss carryforwards begin to expire in 2042. $10.6 million of the foreign net operating loss carryforwards do not expire. The remaining foreign net loss carryforwards began to expire in 2025.
At December 31, 2025, the Company had federal and state research tax credit carryforwards of $2.8 million and $0.7 million, respectively. The federal research tax credit carryforwards will begin to expire in 2042 and the state research tax credits do not expire.
At December 31, 2025 and 2024, the Company recorded $19.7 million, and $15.7 million, respectively, of unrecognized tax benefits. During the years ended December 31, 2025 and 2024, the Company recognized no interest and penalties related to uncertain tax positions. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2025 is zero, due to the valuation allowance that would otherwise be recorded on the deferred tax asset associated with the recognized position.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

The following table summarizes the activity related to the Company’s unrecognized tax benefits (amounts in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$15,668	$1,399
Increase related to prior year tax positions	2,566	13,324
Decrease related to prior year tax positions	—	—
Increase related to current year tax positions	1,483	945
Balance at end of year	$19,717	$15,668
During 2024, the Company recorded an uncertain tax position for the historical and current Switzerland net operating loss, related to unrecorded transfer pricing charges between Switzerland and the United States.
The tax years ended December 31, 2022 through December 31, 2025 remain open to examination by the Internal Revenue Service and California Franchise Tax Board. In addition, the utilization of net operating loss carryforwards are subject to federal and state review for the periods in which those net losses were incurred. The Company is not under audit by any taxing jurisdictions at this time. The foreign entities have statute of limitations ranging between one and five years from the filing date of the tax return.
Utilization of the net operating losses and tax credit carryforwards may be subject to an annual limitation based on changes in ownership, as defined by Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended. Based on the Company’s Section 382 analysis, which has been updated through December 31, 2025, the Company has determined that none of the net operating losses will be permanently impaired due to Section 382 limitations.
The Inflation Reduction Act (“IRA”) was enacted in August 2022, providing significant incentives for businesses to improve energy efficiency by extending, increasing, or expanding tax credits related to the production of clean energy and fuels, among other provisions. During 2025, the Company generated $47.7 million of ITCs. On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its majority and wholly-owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell these ITCs at a price equal to 85% of the value of the credits. The ITCs are accounted for under ASC 740, and the Company has recorded a valuation allowance for the 15% discount to reflect the expected net sale proceeds.
On February 26, 2026, the Company collected $11.8 million in proceeds from the transfer of the Cross Trails ITC to the third-party purchaser. As of the date of the Annual Report, the sales of the eligible ITCs generated by the CRC HESS and Snyder CDU are expected to close following the satisfaction of certain customary closing conditions.
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
On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”), was enacted. The OBBBA contains a broad range of changes to U.S. federal income tax laws. These changes include, among others, permanently restoring an EBITDA-based business interest deduction limitation, permanently restoring 100% bonus depreciation for certain property, permanently restoring immediate expensing for certain domestic research and experimental expenditures, and changes with respect to ITCs. The effects of changes in tax laws are recognized in the consolidated financial statements during the period of enactment. The effects of the OBBBA are not expected to have a material impact on the Company’s consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

NOTE 21. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Net loss attributable to Energy Vault Holdings, Inc.	$(103,611)	$(135,750)
Less: accretion of redeemable non-controlling interest	857	—
Net loss attributable to common stockholders	(104,468)	(135,750)

Weighted-average shares outstanding – basic and diluted	160,533	149,846
Net loss per share attributable to common stockholders – basic and diluted	$(0.65)	$(0.91)

There were no common share equivalents that were dilutive for the years ended December 31, 2025 and 2024. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the year ended December 31, 2025 and 2024 (amounts in thousands):

	Year Ended December 31,
	2025	2024
Warrants	15,239	5,167
Stock options	5,723	6,429
RSUs	20,349	22,325
Convertible Debentures	14,536	—
Total	55,847	33,921
In connection with merger with Novus in 2022, eligible Energy Vault stockholders immediately prior to the closing of the transaction obtained a contingent right to receive 9.0 million shares of the Company’s common stock (“Earn-Out Shares”) upon the Company’s common stock quoted on the NYSE equaling or exceeding certain specified prices for any 20 trading days within a 30 consecutive day trading period (“Earn-Out Triggering Event”). 9.0 million of common stock equivalents subject to the Earn-Out Shares are excluded from the anti-dilutive table above as of December 31, 2025 and 2024 as the Earn-Out Triggering Events for the underlying shares had not been satisfied. The contingent right for Earn-Out Shares expired on May 12, 2025.
NOTE 22. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of December 31, 2025 consisted primarily of obligations under operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancelable purchase obligations as of December 31, 2025 totaled approximately $5.4 million, which is all expected to be paid in the next twelve months.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

For assurance-type warranties in engineering, procurement, and construction (“EPC”) contracts, the Company records an estimate of future warranty costs over the period of construction. For assurance-type warranties in engineered equipment (“EEQ”) contracts, the Company records an estimate of future warranty costs upon the transfer of the equipment to the customer. Warranty costs are recorded as a component of cost of revenue in the Company’s consolidated statements of operations and comprehensive loss.
As of December 31, 2025 and 2024, the Company accrued the below estimated warranty liabilities, respectively (amounts in thousands):

	Year Ended December 31,
	2025	2024
Warranty liabilities, balance at beginning of period	$1,391	$1,818
Accruals for warranties issued	926	—
Change in estimates	(891)	2,938
Costs paid or settled	(959)	(3,365)
Warranty liabilities, balance at end of period	$467	$1,391
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
Letters of Credit and Bank Guarantees:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit or bank guarantees for its customers, for project performance, and for its vendors for payment guarantees. Such letters of credit or bank guarantees are generally issued by a bank or a similar financial institution. The letter of credit or bank guarantee commits the issuer to pay specified amounts to the holder of the letter of credit or bank guarantee under certain conditions. As of December 31, 2025, the Company had $15.4 million in outstanding letters of credit and $16.0 million in bank guarantees issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit or bank guarantees.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of December 31, 2025, the Company had $102.3 million in outstanding performance and payment bonds.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of December 31, 2025, the Company had $12.5 million in outstanding other bonds.
Asset Retirement Obligation
In connection with the acquisition or development of energy storage systems, the Company may have the legal requirement to remove long-lived assets constructed on leased property and to restore the leased property to its condition prior to the construction of the long-lived asset. This legal requirement is referred to as an asset retirement obligation (“ARO”). If the Company determines that an ARO is necessary for a specific energy storage system, the Company records the present value of the estimated future liability when the energy storage system is placed in service as an ARO liability. The Company accretes the ARO liability to its future value over the energy storage system’s useful life in the consolidated statements of operations and comprehensive loss. The initial ARO is recorded as part of the carrying value of the related

ENERGY VAULT HOLDINGS, INC.
Notes to Consolidated Financial Statements

long-lived asset and depreciated over the energy storage system’s useful life. CRC is the only energy storage system currently subject to an ARO. The initial ARO for CRC was $1.0 million.
The Company measured the ARO for CRC at fair value (level 3) using an expected present value technique. This approach estimates the cash flows a market participant would require to perform the retirement activities and discounts those cash flows using a credit-adjusted risk-free rate (10.8% at initial recognition).
As of December 31, 2025, the carrying value of the Company’s ARO was $1.0 million. For the year ended December 31, 2025, the Company recognized accretion expense of $43 thousand, which is recognized within depreciation, amortization, and accretion (excluding amounts included in cost of revenue) on the consolidated statement of operations and comprehensive loss.
NOTE 23. SUBSEQUENT EVENTS
Senior Convertible Notes
On February 17, 2026, the Company completed a private offering of $140.0 million aggregate principal amount of 5.250% Senior Convertible Notes due 2031 (the “Senior Convertible Notes”). In addition, the Company issued an additional $10.0 million aggregate principal amount of Senior Convertible Notes pursuant to the initial purchasers’ option in a transaction that closed on February 27, 2026. The Senior Convertible Notes bear interest at 5.250% per annum, payable in cash semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2026, and mature on March 1, 2031, unless earlier converted, redeemed or repurchased. In connection with the offering, the Company entered into privately negotiated capped call transactions. After deducting the 3.25% initial purchaser’s discount and before the cost of the capped call transactions and offering expenses, the Company received $145.1 million in proceeds. The Company used approximately $20.5 million of the net proceeds to fund the capped call transactions and paid $3.8 million for advisory and placement agent fees, resulting in net proceeds of $120.8 million.
The Company used a portion of the net proceeds from the Senior Convertible Notes to make aggregate cash payments of $49.7 million to YA II PN, Ltd. in connection with repayments of the Company’s Convertible Debentures, comprised of principal, accrued interest, and cash premium. Tranches 2 and 3 were fully repaid. After these payments, unpaid principal remaining outstanding under the Convertible Debentures was $7.9 million. In addition, $5.6 million of principal remained technically outstanding because the Company had delivered conversion notices to the Investor, but the Investor had not yet completed conversion.
The Senior Convertible Notes have an initial conversion rate of 193.1807 shares of common stock per $1,000 principal amount, representing an initial conversion price of approximately $5.18 per share, which represents a conversion premium of approximately 27.5% above the $4.06 closing price of the Company's common stock on February 11, 2026.
The capped call transactions have an initial strike price of approximately $5.18 per share, consistent with the initial conversion price of the Senior Convertible Notes, and an initial cap price of $8.12 per share, which represents a premium of 100% above the $4.06 closing price of the Company's common stock on February 11, 2026. The capped call transactions are expected to reduce potential dilution to the Company's common stock upon any conversion of the Senior Convertible Notes, and/or offset any cash payments the Company is required to make in excess of the principal amount upon conversion, with such reduction and/or offset subject to a cap based on the cap price.

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
As part of the filing of this Form 10-K for the period ended December 31, 2025, our management, with the participation of our CEO and Chief Financial Officer (“CFO”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As a result of this evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management, with the participation of our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. This evaluation was conducted using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control – Integrated Framework. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
During the three months ended December 31, 2025, Michael Beer, our Chief Financial Officer, entered into a pre-arranged stock trading plan on December 19, 2025. Mr. Beer’s plan provides for sale of up to 195,000 shares of the Company’s common stock between December 19, 2025 and December 31, 2026. The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
Additionally, during the quarter ended June 30, 2025, Akshay Ladwa, our Chief Development and Operations Officer, entered into a pre-arranged stock trading plan on June 17, 2025. Mr. Ladwa’s plan provides for sale of up to 75,000 shares of the Company’s common stock between June 17, 2025 and June 18, 2026. The Company inadvertently omitted disclosure regarding this plan on its Quarterly Report on Form 10-Q filed with the SEC on August 8, 2025. The trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended, and the Company’s policies regarding transactions in the Company’s securities.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2025 in connection with the solicitation of proxies for the Company’s 2026 annual meeting of stockholders, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2025 regarding shares of common stock that may be issued under our equity compensation plans (amounts of securities shown in thousands):

	As of December 31, 2025
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units, and Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Available for Future Issuance Under Equity Compensation Plans (Excludes Securities Included in First Column)
Plan category:
Equity compensation plans approved by security holders (1)	21,105	(2)	$1.74	(3)	499	(4)
Equity compensation plans not approved by security holders (5)	4,967	(6)	1.17	(3)	8,836
Total	26,072		$1.66		9,335
__________________
(1) Consists of the 2022 Incentive Plan.
(2) Includes 4.9 million shares of common stock issuable upon the exercise of outstanding options and 16.1 million shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests.
(3) Restricted stock units do not have an exercise price and are not included in the weighted average exercise price.
(4) The number of shares of common stock available for issuance under the 2022 Plan automatically increases each year on March 1, until and including March 31, 2031 by a number of shares equal to the lesser of (i) 4.0% of the aggregate number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares of common stock (including zero) as determined by the Board.
(5) Our Board adopted the 2022 Inducement Plan on November 14, 2022 and the 2025 Inducement Plan on February 20, 2025 without stockholder approval pursuant to New York Stock Exchange Rule 303A.02 (“Rule 303A.02”). In accordance with Rule 303A.02, cash and equity-based incentive awards under the 2022 and 2025 Inducement Plans may only be made to a newly hired employee who has not previously been a member of our Board, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. An aggregate of 16.0 million shares of our common stock were initially reserved for issuance under the 2022 and 2025 Inducement Plans.
(6) Includes 0.8 million shares of common stock issuable upon the exercise of outstanding options and 4.2 million shares subject to restricted stock units that will entitle the holder to one share of common stock for each unit that vests.
The remaining information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in the Company’s Proxy Statement to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    The financial statements filed as part of this Annual Report are listed in Item 8 of this Annual Report.
(a)(2)    No financial statement schedules are required to be filed as part of this Annual Report because all such schedules have been omitted. Such omission has been made on the basis that information provided in the financial statements, or in the related notes thereto, in Item 8 of this Annual Report or is not required to be filed as the information is not applicable.
(a)(3)    The exhibits listed on the Exhibit Index to this Annual Report are incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
4.1	Description of Securities	10-K	001-39982	4.1	March 12, 2024
4.2	Warrant to Purchase Common Stock, issued to Dorado Goose LLC on August 18, 2025	10-Q	001-39982	4.1	November 10, 2025
4.3	Convertible Debenture, dated September 22, 2025, between Energy Vault Holdings, Inc. and YA II PN, LTD.	10-Q	001-39982	4.2	November 10, 2025
4.4	Form of Warrant to Purchase Common Stock, issued to OIC Structured Equity Fund I AUS, L.P, on October 9, 2025	10-Q	001-39982	4.3	November 10, 2025
4.5	Form of Warrant to Purchase Common Stock, issued to OIC Structured Equity Fund I GPFA, L.P, on October 9, 2025	10-Q	001-39982	4.4	November 10, 2025
4.6	Form of Warrant to Purchase Common Stock, issued to OIC Structured Equity Fund I, L.P, on October 9, 2025	10-Q	001-39982	4.5	November 10, 2025
4.7	Convertible Debenture, dated December 30, 2025, between Energy Vault Holdings, Inc. and YA II PN, LTD.	S-3	001-39982	4.2	January 9, 2026
4.8	Amended and Restated Convertible Debenture, dated February 11, 2026, between Energy Vault Holdings, Inc. and YA II PN, LTD.	8-K	001-39982	4.1	February 11, 2026
4.9	Amended and Restated Convertible Debenture, dated February 11, 2026, between Energy Vault Holdings, Inc. and YA II PN, LTD.	8-K	001-39982	4.2	February 11, 2026
4.10	Amended and Restated Convertible Debenture, dated February 11, 2026, between Energy Vault Holdings, Inc. and YA II PN, LTD.	8-K	001-39982	4.3	February 11, 2026
4.11	Indenture, by and among Energy Vault Holdings, Inc. and U.S. Bank Trust Company, National Association, dated February 17, 2026	8-K	001-39982	4.1	February 18, 2026
10.1	Amended and restated Registration Rights Agreement, by and among the Company and certain stockholders and equity holders of the Company	8-K	001-39982	10.2	February 14, 2022

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
10.2	Sponsor Restricted Stock Agreement by and among Novus, Novus Initial Stockholders and Energy Vault	8-K	001-39982	10.5	February 14, 2022
10.3	Note Purchase Agreement, dated April 4, 2025, by and between Calistoga Resiliency Center, LLC and Eagle Point Credit Management, LLC	10-Q	001-39982	10.4	May 13, 2025
10.4	Equity Purchase Agreement, dated March 31, 2025, by and between Energy Vault Holdings, Inc. and Hudson Global Ventures, LLC	10-Q	001-39982	10.5	May 13, 2025
10.5	Form of Credit Agreement, dated May 12, 2025, by and between Energy Vault Holdings, Inc. and Crescent Cove Opportunity Lending, LLC	10-Q	001-39982	10.6	May 13, 2025
10.6	Equity Purchase Agreement, dated August 6, 2025, by and between Energy Vault Holdings, Inc. and Helena Global Investment Opportunities I LTD	10-Q	001-39982	10.4	August 8, 2025
10.7	Credit Agreement, dated as of July 23, 2025, by and among Cross Trails Energy Storage Project, LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, and each of the lenders party thereto	8-K	001-39982	10.1	July 28, 2025
10.8	Standard Merchant Cash Advance Agreement, dated August 28, 2025, by and between Energy Vault Holdings, Inc., Energy Vault Inc., and Cedar Advance LLC.	10-Q	001-39982	10.6	November 10, 2025
10.9	Securities Purchase Agreement, dated September 22, 2025, between Energy Vault Holdings, Inc. and YA II PN, LTD.	10-Q	001-39982	10.7	November 10, 2025
10.10	Registration Rights Agreement, dated September 22, 2025, between Energy Vault Holdings, Inc. and YA II PN, LTD.	10-Q	001-39982	10.8	November 10, 2025
10.11	Tax Credit Purchase Agreement, dated July 18, 2025, by and between Calistoga Resiliency Center, LLC, Calistoga Resiliency Center HoldCo, and Vitol Inc.	10-Q	001-39982	10.9	November 10, 2025
10.12	Amended and Restated Limited Liability Company Agreement of Asset Vault, LLC, dated October 9, 2025	10-Q	001-39982	10.10	November 10, 2025
10.13	Contribution and Purchase Agreement, by and among Energy Vault, Inc., OIC Structured Equity Fund I, L.P., OIC Structured Equity Fund I AUS, L.P., OIC Structured Equity Fund I GPFA, L.P. and Asset Vault, LLC	10-Q	001-39982	10.11	November 10, 2025
10.14	First Amendment to Securities Purchase Agreement, dated December 30, 2025, by and between Energy Vault Holdings, Inc. and YA II PN, LTD.	S-3	001-39982	10.2	January 9, 2026

		Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
10.15	Amended and Restated Registration Rights Agreement, dated December 30, 2025, by and between Energy Vault Holdings, Inc. and YA II PN, LTD.	S-3	001-39982	10.3	January 9, 2026
10.16	Form of Capped Call Transactions	8-K	001-39982	10.1	February 18, 2026
10.17#	Offer Letter, dated November 11, 2022, by and between Energy Vault Holdings, Inc. and Robert Piconi	10-Q	001-39982	10.1	November 14, 2022
10.18#	Offer Letter, dated as of April 4, 2024, by and between Michael T. Beer and Energy Vault Holdings, Inc	8-K	001-39982	10.1	April 4, 2024
10.19#	Employment Agreement by and between Energy Vault, Inc. and Akshay Ladwa, dated as of October 6, 2023	10-Q	001-39982	10.1	May 8, 2024
10.20#	Employment Agreement by and between Energy Vault, Inc. and Christopher Wiese, dated as of November 10, 2022	10-K	001-39982	10.8	April 1, 2025
10.21#	Retention Bonus Agreement by and between Energy Vault Holdings, Inc. and Robert Piconi, dated as of April 5, 2024	10-Q	001-39982	10.2	May 8, 2024
10.22#	Retention Bonus Agreement by and between Energy Vault Holdings, Inc. and Akshay Ladwa, dated as of April 5, 2024	10-Q	001-39982	10.3	May 8, 2024
10.23#	Energy Vault Holdings, Inc. 2022 Equity Incentive Plan	10-Q	001-39982	10.4	November 14, 2022
10.24#	2022 Employment Inducement Award Plan	10-Q	001-39982	10.5	May 16, 2022
10.25#	2025 Employment Inducement Award Plan	10-Q	001-39982	10.1	May 13, 2025
10.26#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Employment Inducement Award Plan	10-Q	001-39982	10.6	November 14, 2022
10.27#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Employment Inducement Award Plan	10-Q	001-39982	10.7	November 14, 2022
10.28#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Equity Incentive Plan	10-Q	001-39982	10.8	November 14, 2022
10.29#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2022 Equity Incentive Plan	10-Q	001-39982	10.9	November 14, 2022
10.30#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2017 Stock Incentive Plan	10-K	001-39982	10.10	March 12, 2024
10.31#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2020 Stock Plan	10-K	001-39982	10.11	March 12, 2024
10.32#**	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2025 Employment Inducement Award Plan

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
10.33#**	Form of Indemnity Agreement
10.34	Non-Employee Director Compensation Policy	10-K	001-39982	10.14	April 13, 2023
10.35**
Schedule of Director Indemnification Agreements Identical in All Material Respects to the Form of Director and Officer Indemnification Agreement Filed as Exhibit 10.33 to this Annual Report pursuant to Instruction 2 to Item 601 of Regulation S-K

19.1	Energy Vault Holdings, Inc. Insider Trading Policy	10-K	001-39982	19.1	April 1, 2025
21.1**	List of Subsidiaries of Energy Vault Holdings, Inc.
23.1**	Consent of Independent Registered Public Company Accounting Firm
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-39982	10.10	March 12, 2024
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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
# Indicates management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Energy Vault Holdings, Inc.

Date: March 18, 2026	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: March 18, 2026	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: March 18, 2026	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 18, 2026	By:	/s/ Larry M. Paulson
Name: Larry M. Paulson
Title: Director

Date: March 18, 2026	By:
Name: Theresa Fariello
Title: Director

Date: March 18, 2026	By:	/s/ Thomas Ertel
Name: Thomas Ertel
Title: Director

Date: March 18, 2026	By:	/s/ Mary Beth Mandanas
Name: Mary Beth Mandanas
Title: Director

Date: March 18, 2026	By:	/s/ Stephanie Unwin
Name: Stephanie Unwin
Title: Director

Date: March 18, 2026	By:	/s/ Dylan Hixon
Name: Dylan Hixon
Title: Director