Form 10-Q
period 2026-03-31
Energy Vault Holdings, Inc.
filed 2026-05-19
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 178,246,198 shares of common stock, par value $0.0001 per share, outstanding as of May 15, 2026.

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
•our efforts to diversify our supply chain to lessen the impact of tariffs and global disruptions to maritime traffic;
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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our 2025 Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements. Additionally, our discussions of environmental, social, and governance (“ESG”) assessments, goals and relevant issues herein or in other locations, including our corporate website, are informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. References to “materiality” in the context of such discussions and any related assessment of ESG “materiality” may differ from the definition of “materiality” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, we note that standards and expectations regarding greenhouse gas (“GHG”) accounting and the process for measuring and counting GHG emissions and GHG emissions reductions are evolving, and it is possible that our approaches both to measuring our emissions and any reductions may be at some point, either currently or in the future, considered not in keeping with best practices. In addition, our disclosures based on any standards may change due to revisions in framework requirements, availability or quality of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands except par value)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$55,243	$58,260
Restricted cash, current portion	13,505	4,717
Accounts receivable, net of allowance for credit losses of $1,188 and $1,236 as of March 31, 2026 and December 31, 2025, respectively	4,941	25,938
Contract assets, net of allowance for credit losses of $25,174 and $25,101 as of March 31, 2026 and December 31, 2025, respectively	18,073	20,631
Inventory	126	139
Advances to suppliers	3,819	6,318
Prepaid expenses and other current assets	8,081	5,067
Total current assets	103,788	121,070
Property and equipment, net	101,454	96,064
Intangible assets, net	7,057	8,277
Operating lease right-of-use assets, net	2,166	2,242
Investments, long-term portion	3,366	3,366
Restricted cash, long-term portion	48,379	40,466
Deferred income taxes, net	28,743	40,508
Other assets	3,084	883
Total Assets	$298,037	$312,876
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$9,083	$30,838
Accrued expenses	25,820	70,389
Debt, current portion (including $6,235 and $50,250 measured at fair value as of March 31, 2026 and December 31, 2025, respectively)	21,145	56,628
Contract liabilities	15,380	6,610
Other current liabilities	603	552
Total current liabilities	72,031	165,017
Long-term debt (including $— and $16,427 measured at fair value as of March 31, 2026 and December 31, 2025, respectively)	150,531	37,970
Warrant liabilities	15,350	15,050
Deferred pension obligation	1,968	1,837
Other long-term liabilities	4,381	4,386
Total liabilities	244,261	224,260
Commitments and contingencies
Mezzanine Equity
Redeemable non-controlling interest	23,318	21,156
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 174,147 and 168,969 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	17	17
Additional paid-in capital	551,026	555,873
Accumulated deficit	(519,918)	(487,433)
Accumulated other comprehensive loss	(636)	(966)
Non-controlling interest	(31)	(31)
Total stockholders’ equity	30,458	67,460
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$298,037	$312,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(In thousands except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$21,879	$8,534
Cost of revenue	17,091	3,658
Gross profit	4,788	4,876
Operating expenses:
Sales and marketing	2,910	4,145
Research and development	2,590	3,824
General and administrative	21,241	17,506
Provision for (benefit from) credit losses	25	(11)
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	2,223	305
Total operating expenses	28,989	25,769
Loss from operations	(24,201)	(20,893)
Other income (expense):
Interest expense	(3,466)	(95)
Interest income	568	315
Change in fair value of financial instruments carried at fair value	(134)	—
Other expense, net	(5,251)	(118)
Loss before income taxes	(32,484)	(20,791)
Provision for income taxes	1	383
Net loss	(32,485)	(21,174)
Net loss attributable to non-controlling interest	—	(38)
Net loss attributable to Energy Vault Holdings, Inc.	$(32,485)	$(21,136)

Net loss per share attributable to common stockholders — basic and diluted	$(0.20)	$(0.14)
Weighted average shares outstanding — basic and diluted	171,867	153,723

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$(116)	$511
Foreign currency translation gain	446	20
Total other comprehensive income attributable to Energy Vault Holdings, Inc.	330	531
Total comprehensive loss attributable to Energy Vault Holdings, Inc.	$(32,155)	$(20,605)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	168,969	$17	$555,873	$(487,433)	$(966)	$(31)	$67,460
Exercise of stock options	43	—	34	—	—	—	34
Exercise of warrants	340	—	—	—	—	—	—
Stock-based compensation	—	—	7,053	—	—	—	7,053
Vesting of restricted stock units (“RSUs”)	2,141	—	(1,749)	—	—	—	(1,749)
Shares issued per Convertible Debentures	2,654	—	12,437	—	—	—	12,437
Purchase of capped calls	—	—	(20,460)	—	—	—	(20,460)
Paid-in-kind distributions (“PIK”) to redeemable non-controlling interest	—	—	(1,076)	—	—	—	(1,076)
Accretion of redeemable non-controlling interest to redemption value	—	—	(1,086)	—	—	—	(1,086)
Net loss	—	—	—	(32,485)	—	—	(32,485)
Actuarial loss on pension	—	—	—	—	(116)	—	(116)
Foreign currency translation gain	—	—	—	—	446	—	446
Balance at March 31, 2026	174,147	$17	$551,026	$(519,918)	$(636)	$(31)	$30,458

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	153,206	$15	$512,022	$(383,822)	$(1,896)	$(63)	$126,256
Stock-based compensation	—	—	9,276	—	—	—	9,276
Vesting of RSUs	1,037	—	—	—	—	—	—
Short-swing profit recovery	—	—	24	—	—	—	24
Net loss	—	—	—	(21,136)	—	(38)	(21,174)
Actuarial gain on pension	—	—	—	—	511	—	511
Foreign currency translation gain	—	—	—	—	20	—	20
Balance at March 31, 2025	154,243	$15	$521,322	$(404,958)	$(1,365)	$(101)	$114,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(32,485)	$(21,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization, and accretion	3,546	305
Non-cash debt and financing costs	802	74
Loss on debt extinguishment	5,191	—
Non-cash interest income	—	(178)
Stock-based compensation	7,053	9,276
Provision for (benefit from) credit losses	25	(11)
Change in fair value of financial instruments carried at fair value	134	—
Foreign exchange losses	61	133
Change in operating assets and liabilities
Accounts receivable	21,017	10,597
Inventory	14	—
Contract assets	2,902	(128)
Prepaid expenses and other current assets	(2,987)	(1,715)
Advances to suppliers	2,668	(5,638)
Other assets	(2,578)	(501)
Accounts payable and accrued expenses	(67,698)	(9,936)
Contract liabilities	8,594	1,596
Customer deposit	—	15,001
Other long-term liabilities	(56)	(431)
Net cash used in operating activities	(53,797)	(2,730)
Cash Flows From Investing Activities
Purchase of property and equipment	(7,058)	(6,783)
Investment in note receivable	—	(530)
Investment tax credit proceeds	11,765	—
Net cash provided by (used in) investing activities	4,707	(7,313)
Cash Flows From Financing Activities
Proceeds from issuance of debt	150,000	26,826
Repayment of debt	(56,478)	—
Payment of debt issuance costs	(9,835)	(709)
Purchase of capped calls	(20,460)	—
Proceeds from insurance premium financings	—	1,473
Repayment of insurance premium financings	(343)	(545)
Short-swing profit recovery	—	24
Proceeds from exercise of stock options	34	—
Payment of finance lease obligations	(16)	(9)
Payment of taxes related to net settlement of equity awards	(1,749)	—
Net cash provided by financing activities	61,153	27,060
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,621	65
Net increase in cash, cash equivalents, and restricted cash	13,684	17,082
Cash, cash equivalents, and restricted cash – beginning of the period	103,443	30,073
Cash, cash equivalents, and restricted cash – end of the period	117,127	47,155
Less: restricted cash at end of period	61,884	29,333
Cash and cash equivalents - end of period	$55,243	$17,822

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosures of Cash Flow Information:
Cash paid (refunded) for income taxes	$(8)	$—
Cash paid for interest	2,805	13
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Actuarial gain (loss) on pension	(116)	511
Property and equipment financed through accounts payable and accrued expenses	—	10,530
Assets acquired on finance lease	1	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Energy Vault Holdings, Inc., which together with its subsidiaries is referred to herein as “Energy Vault” or the “Company,” is an integrated power infrastructure platform that builds, owns and operates flexible, reliable energy systems designed to accelerate time-to-power for utilities, independent power producers, industrial customers and the artificial intelligence and data center market. At the core of our platform is a technology-agnostic, software-enabled architecture that is designed to accelerate project delivery, optimize performance and drive faster time-to-revenue. Energy Vault’s integrated solutions combine energy storage, generation, and advanced energy management to deliver scalable infrastructure tailored to customer needs. Our portfolio spans short-, long-, and multi-day duration storage, engineered to enable reliability, flexibility and cost efficiency across applications.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2025. The condensed consolidated balance sheet as of December 31, 2025, included herein, was derived from the consolidated financial statements of the Company as of that date.
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments necessary to present fairly the Company’s financial position as of March 31, 2026 and results of operations and comprehensive loss, stockholders’ equity activities, and cash flows for the three months ended March 31, 2026. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any interim period or for any other future year.
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
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of March 31, 2026 and December 31, 2025, we had accumulated deficits of $519.9 million and $487.4 million, respectively, and net losses of $32.5 million and $21.1 million, respectively, for the three months ended March 31, 2026 and 2025. We anticipate that we will incur net losses for the foreseeable future and there is no guarantee that we will achieve or maintain profitability.
Management believes that its cash, cash equivalents, and restricted cash on hand as of the filing date of this Quarterly Report will be sufficient to fund the Company’s operating activities and meet its obligations as they become due for at least the next twelve months. This assessment reflects the Company’s expected operating cash requirements and the subsequent payments and commitments described in Notes 19 and 20. The condensed consolidated financial statements do not reflect any adjustments that would be necessary if the Company becomes unable to continue as a going concern.
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
The following table summarizes restricted cash balances (amounts in thousands):

	March 31, 2026	December 31, 2025
Restricted cash, current portion	$13,505	$4,717
Restricted cash, long-term portion	48,379	40,466
Total restricted cash	$61,884	$45,183

Restricted cash related to debt financing	$10,286	$9,489
Restricted cash related to customer and owned projects	49,147	33,002
Other	2,451	2,692
Total restricted cash	$61,884	$45,183
Concentration of Credit and Other Risks
Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, and customer financings receivable.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Risks associated with cash and cash equivalents and restricted cash are mitigated by banking with creditworthy institutions. Such balances with any one institution may, at times, be in excess of federally insured amounts.
As of March 31, 2026, one customer accounted for 82% of accounts receivable. As of December 31, 2025, one customer accounted for 93% of accounts receivable.
Revenue from one customer accounted for 81% of total revenue for the three months ended March 31, 2026 and revenue from two customers accounted for 55% and 38% of total revenue, respectively, for the three months ended March 31, 2025.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 18, 2026. There have not been any significant changes to these policies other than as described below during the three months ended March 31, 2026.
Capitalized Software Development Costs
Effective January 1, 2026, the Company changed its accounting policy for capitalized software development costs from Accounting Standards Codification (“ASC”) 985-20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”), to ASC 350-40, Internal-Use Software (“ASC 350-40”) due to a change in facts and circumstances. The Company originally applied ASC 985-20 because it initially intended to allow customers to take possession of the software. The Company no longer offers the software in a manner that permits customers to take possession and instead uses the software solely in hosted software-as-a-service arrangements and in its own operations, including Company-owned energy storage systems. As a result, the Company concluded that ASC 350-40 is the appropriate accounting model beginning January 1, 2026 and applied the change prospectively. Immediately prior to the change, the Company performed an impairment assessment of its capitalized software costs as of December 31, 2025 under ASC 985-20 and determined that no impairment was required. The remaining carrying value was reclassified to internal-use software on January 1, 2026. The change in accounting policy had no impact on the Company’s condensed consolidated financial statements.
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU addresses the complexity and cost associated with estimating expected credit losses for current accounts receivable and current contract assets that arise from revenue contracts under ASC 606. The main provision applicable to all entities is a new practical expedient which, if elected, permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts. The Company elected the practical expedient on January 1, 2026 and the adoption of this standard did not have a material impact on the Company’s consolidated balance sheets, results of operations and comprehensive loss, or cash flows.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve navigability of the guidance in Topic 270, Interim Reporting, and clarify when it applies. The ASU also addresses the form and content of such financial statements and interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that ASU 2025-11 will have on its consolidated financial statements and related disclosures.
NOTE 3. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Sale of energy storage products	$19,710	$4,891
Tolling and power purchase agreement (“PPA”) revenue (1)	1,528	—
Operation and maintenance services	444	276
Software licensing	182	112
Intellectual property (“IP”) licensing	15	3,255
Total revenue	$21,879	$8,534
__________________
(1) Revenue from the arrangement accounted for as an operating lease was $0.6 million for the three months ended March 31, 2026.
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction price for contracts accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”). As of March 31, 2026, the amount of the Company’s remaining performance obligations was $142.4 million, of which approximately 32% related to domestic projects and approximately 68% related to international projects. The Company expects to recognize approximately 68% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from March 31, 2026.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers accounted for under ASC 606 (amounts in thousands):

	March 31, 2026	December 31, 2025
Refundable contribution	$25,000	$25,000
Unbilled receivables	18,247	20,732
Less allowance for credit losses	(25,174)	(25,101)
Contract assets, net of allowance for credit losses	$18,073	$20,631

Contract liabilities	$15,380	$6,610
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $0.6 million and $5.2 million, respectively, related to amounts that were included in the deferred revenue balance as of the beginning of each period.
Lease Revenue
The Company has one tolling agreement that is accounted for as a lease under ASC 842, Leases (“ASC 842”). The agreement is accounted for as a lease because the customer (the “lessee”) has the right to obtain substantially all of the economic benefits from the use of the energy storage system and has the right to direct its use throughout the agreement's term. The Company, as lessor, is entitled to receive monthly lease payments based on a contractual floor amount (the “Monthly Floor”), which is subject to reduction each month based on the availability and round-trip efficiency of the energy storage system (the “Effective Monthly Floor”). Lease income is recognized monthly based on a straight-line allocation of the Monthly Floor over the term of the contract, to the extent it represents fixed or in-substance fixed consideration. Any difference between the recognized lease income and the Effective Monthly Floor earned in a given period is recorded as an adjustment to lease income in that period.
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
The aggregate remaining Monthly Floor payments as of March 31, 2026 presented in the table below do not reflect potential reductions due to performance-based adjustments that may occur throughout the contract term (amounts in thousands) (1):

2026	2027	2028	2029	2030	Thereafter	Total
$3,904	$4,788	$4,788	$4,788	$4,446	$18,468	$41,182
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
NOTE 4. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s condensed consolidated balance sheets (amounts in thousands):

	March 31, 2026		December 31, 2025
	Current (1)	Long-Term	Current (1)	Long-Term
Investment in equity securities	$—	$3,270	$—	$3,270
Other	333	96	325	96
	$333	$3,366	$325	$3,366
__________________
(1) Presented within prepaid expenses and other current assets on the condensed consolidated balance sheets.
Investment in Equity Securities
In 2022 and 2023, the Company purchased equity securities in KORE Power, Inc. (“KORE”), a U.S. manufacturer of battery cells and modules. These equity securities do not have a readily determinable fair value and are recorded at cost, less any impairment, plus or minus adjustments for observable price changes in orderly transactions for the same or similar

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
securities, with unrealized gains and losses recognized in earnings. The cost basis of the KORE equity securities is $15.0 million, and cumulative impairment recorded as of March 31, 2026 and December 31, 2025 was $11.7 million.
NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31, 2026
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Convertible Note Receivable	Total
Allowance for credit losses, beginning of period	$1,236	$25,101	$11,474	$3,836	$41,647
Provision for (benefit from) credit losses	(48)	73	—	—	25
Allowance for credit losses, end of period	$1,188	$25,174	$11,474	$3,836	$41,672

	Three Months Ended March 31, 2025
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Other	Total
Allowance for credit losses, beginning of period	$1,211	$25,030	$5,997	$—	$32,238
Provision for (benefit from) credit losses	(32)	(1)	—	22	(11)
Allowance for credit losses, end of period	$1,179	$25,029	$5,997	$22	$32,227
The Company estimates expected uncollectible amounts related to its accounts receivable, contract assets, customer financing receivable, and other notes receivable as of the end of each reporting period, and presents those financial asset balances net of an allowance for expected credit losses in the consolidated balance sheets. The Company generally utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for credit losses for each customer by type of financial asset. The Company derives its PD and LGD rates using historical rates for corporate bonds as published by Moody’s. The Company uses PD and LGD rates that correspond to the customer’s credit rating and period of time in which the financial asset is expected to remain outstanding.
For significantly past due receivables, contract assets, or the customer financing receivable, the Company determines specific allowances for these assets.
NOTE 6. RELATED PARTY TRANSACTIONS
During the three months ended March 31, 2026 and 2025, the Company paid $0.2 million and $0.3 million, respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company. At March 31, 2026 and December 31, 2025, the Company had $0.1 million in payables due to this related party.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7. PROPERTY AND EQUIPMENT, NET
As of March 31, 2026 and December 31, 2025, property and equipment, net consisted of the following (amounts in thousands):

	March 31, 2026	December 31, 2025
Land	$302	$302
Buildings	774	774
Energy storage systems	50,354	50,354
Commercial demonstration unit (“Snyder CDU”)	32,075	32,075
Machinery and equipment	12,255	12,086
Finance lease right-of-use assets – vehicles	198	200
Furniture and IT equipment	1,717	1,477
Leasehold improvements	126	127
Construction in progress	16,346	8,187
Total property and equipment	114,147	105,582
Less: accumulated depreciation and amortization	(12,693)	(9,518)
Property and equipment, net	$101,454	$96,064
Depreciation and amortization expense related to property and equipment was $3.2 million for the three months ended March 31, 2026, of which $1.0 million was included in cost of revenue and the remaining $2.2 million was included in depreciation, amortization, and accretion in the condensed consolidated statement of operations and comprehensive loss.
Depreciation and amortization expense related to property and equipment was $0.1 million for the three months ended March 31, 2025, which was included in depreciation, amortization, and accretion in the condensed consolidated statement of operations and comprehensive loss.
The increase in depreciation and amortization expense related to property and equipment primarily reflects depreciation recognized after the Company placed its owned energy storage systems and the Snyder CDU into service in the second half of 2025.
NOTE 8. INTANGIBLE ASSETS, NET
Intangible assets are stated at amortized cost and consist of the following (amounts in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	$8,498	$(1,633)	$6,865	$7,942	$(1,291)	$6,651
Favorable acquired contracts	192	—	192	1,626	—	1,626
	$8,690	$(1,633)	$7,057	$9,568	$(1,291)	$8,277
Once a software application is placed in service, the Company amortizes its internal-use software by software application on a straight-line basis over its estimated economic life. The useful life for the Company’s internal-use software is five years.
During the three months ended March 31, 2026, the Company reclassified $1.4 million from favorable acquired contracts, included in intangible assets, net, to construction in progress, included in property and equipment, net, upon receipt of the related equipment because the favorable contract terms were realized through delivery of that equipment.
Amortization expense for the three months ended March 31, 2026 was $0.3 million, which was included in cost of revenue in the condensed consolidated statement of operations and comprehensive loss.
Amortization expense for the three months ended March 31, 2025 was $0.2 million, all of which was included in depreciation, amortization, and accretion in the condensed consolidated statement of operations and comprehensive loss.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Future amortization expense for internal-use software is estimated as follows (amounts in thousands):

Amount
Remainder of 2026	$1,025
2027	1,367
2028	1,367
2029	1,004
2030	439
Thereafter	—
Subtotal	5,202
Software projects in process	1,663
Total	$6,865
NOTE 9. DEBT
A summary of the Company’s debt is as follows (amounts in thousands):

	March 31, 2026	December 31, 2025
CRC Senior Notes	$14,523	$14,919
Cross Trails Senior Note	16,678	17,806
Sale of future receipts	1,142	3,058
Senior Convertible Notes	150,000	—
Convertible Debentures	5,900	63,800
Total outstanding principal	188,243	99,583
Unamortized discount and issuance costs	(16,902)	(7,862)
Fair value adjustment for Convertible Debentures	335	2,877
Debt, current portion	(21,145)	(56,628)
Long-term debt	$150,531	$37,970
Interest Expense
The line item, interest expense, on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, consists of the following (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$2,662	$18
Amortization of debt issuance costs	641	43
Amortization of debt discount	161	31
Interest expense on finance leases	2	3
Total	$3,466	$95
CRC Senior Notes
On April 4, 2025, Calistoga Resiliency Center, LLC (“CRC”), a subsidiary of the Company, issued $27.8 million of senior notes (“CRC Senior Notes”), with Eagle Point Credit as lender and Jefferies serving as agent for the transaction.
The CRC Senior Notes bear interest at 9.5% per annum and are senior secured obligations of CRC, backed by a first-priority pledge of all CRC assets and equity interests. The CRC Senior Notes include customary affirmative and negative covenants, including minimum cash reserves and a minimum debt service coverage ratio.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Principal and interest are payable semi-annually, with installments due each February 28 and August 31. A final balloon payment of $7.0 million is due at maturity on April 4, 2032.
Cross Trails Senior Note
On July 23, 2025, Cross Trails Energy Storage Project, LLC (“Cross Trails”), a subsidiary of the Company (the “Cross Trails Borrower”), entered into a credit agreement (the “Cross Trails Senior Note”) with Wilmington Trust, National Association, as administrative agent and collateral agent, and Jefferies Capital Services, LLC, as initial lender.
The Cross Trails Senior Note provides for a senior secured term loan facility in an aggregate principal amount of approximately $17.8 million. The Cross Trails Senior Note is structured as a single-draw term loan, with the full amount funded on July 23, 2025. The borrowing bears interest, at the Company’s election, at (i) the alternate base rate (“ABR”) plus 5.00% or (ii) the term secured overnight financing rate (“SOFR”) plus 6.00%. As of March 31, 2026, the Company was utilizing a SOFR of 3.6%, resulting in an interest rate of 9.6%.
Principal and interest are payable semi-annually, with installments due each February 28 and August 31, beginning on February 28, 2026. The Cross Trails Senior Note matures on July 23, 2032.
Reflecting performance within the ERCOT market since operations commenced at the Cross Trails BESS Project on May 31, 2025, the Company has not satisfied the current minimum Cross Trails Senior Note debt service coverage ratio under the covenant calculation for the quarter ended March 31, 2026. Under the terms of the Cross Trails Senior Note, the applicable reporting period has not yet occurred; the delivery date for the financial statements for the quarter ended March 31, 2026 is June 29, 2026. Also, the lender has informed the Company that an event of default has not occurred as of the date of this Quarterly Report. The Company intends to work with the lender between now and the delivery date to remedy this issue through a series of options, including but not limited to the receipt of waivers, project equity investments, and/or partial or full repayment in the appropriate time frame. As of March 31, 2026, the Company has classified the outstanding balance under the Cross Trails Senior Note as current as a result of the noncompliance.
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
The Company did not fully repay the Cedar Arrangement within 60 days of funding, therefore the applicable aggregate amount to be remitted to Cedar will be $6.3 million. Through March 31, 2026, the Company had remitted $5.1 million to Cedar, with $1.2 million remaining to be paid to Cedar.
Senior Convertible Notes
On February 17, 2026, the Company completed a private offering of $140.0 million aggregate principal amount of Senior Convertible Notes due 2031 (the “Senior Convertible Notes”). On February 27, 2026, the Company issued an additional $10.0 million aggregate principal amount of Senior Convertible Notes pursuant to the initial purchasers’ option. The Senior Convertible Notes bear interest at 5.250% per annum, payable in cash semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2026, and mature on March 1, 2031, unless earlier converted, redeemed or repurchased. After deducting the 3.25% initial purchasers’ discount, which was accounted for as debt issuance costs, the Company received net proceeds of $145.1 million from the issuance of the Senior Convertible Notes.
The Senior Convertible Notes are convertible prior to the close of business on the business day immediately preceding September 1, 2030 only upon the occurrence of specified events and during certain periods set forth in the indenture. On or after September 1, 2030, the Senior Convertible Notes are convertible at any time until the close of business on the second trading day immediately preceding the maturity date. The Senior Convertible Notes initially are convertible at a rate of 193.1807 shares of the Company’s common stock per $1,000 principal amount of Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $5.18 per share, subject to customary anti-dilution and other adjustments. Upon conversion, the Company may settle the conversion obligation in cash, shares of common stock, or a combination of cash and shares, at its election. In addition, holders who convert their Senior Convertible Notes in

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
connection with certain make-whole fundamental changes or notices of redemption may be entitled to an increase in the conversion rate, subject to a maximum conversion rate of 246.3054 shares per $1,000 principal amount.
The Company may redeem the Senior Convertible Notes for cash, in whole or in part, at its option on or after March 5, 2029, but only if a liquidity condition is satisfied and the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price is equal to 100% of the principal amount of the Senior Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of a fundamental change, holders may require the Company to repurchase all or any portion of their Senior Convertible Notes for cash at a price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The Company evaluated the accounting for the Senior Convertible Notes under ASC 470-20, Debt—Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging. The Company concluded that the embedded conversion feature qualifies for the scope exception in ASC 815-40 and therefore does not require separate accounting as a derivative. Accordingly, the Company accounts for the Senior Convertible Notes as a single debt instrument at amortized cost. The Company also identified certain additional-interest provisions that are required to be bifurcated from the host contract as those features are not clearly and closely related to the host convertible debt contract. The fair value of these additional-interest features was determined to be de minimis; therefore, the Company did not recognize a separate derivative asset or liability in connection with this transaction.
In connection with the issuance of the Senior Convertible Notes, the Company also entered into capped call transactions with certain option counterparties. The capped call transactions have an initial strike price of approximately $5.18 per share, consistent with the initial conversion price of the Senior Convertible Notes, and an initial cap price of $8.12 per share, which represents a premium of 100% above the $4.06 closing price of the Company's common stock on February 11, 2026. The capped call transactions are intended to reduce potential dilution to the Company's common stock upon any conversion of the Senior Convertible Notes, and/or offset any cash payments the Company is required to make in excess of the principal amount upon conversion, with such reduction and/or offset subject to a cap based on the cap price.
The capped call transactions are separate freestanding instruments and are accounted for independently from the Senior Convertible Notes. The $20.5 million in premiums paid for the capped call transactions were recorded as a reduction to additional paid-in capital and were not included in the carrying amount of the Senior Convertible Notes.
As of March 31, 2026, the Senior Convertible Notes had unamortized debt issuance costs of $9.6 million, and the net carrying amount was $140.4 million. Total interest expense related to the Senior Convertible Notes was $1.1 million for the three months ended March 31, 2026, consisting of $0.9 million of contractual interest and $0.2 million of amortization of debt issuance costs. The effective interest rate for the Senior Convertible Notes was 6.9%.
Convertible Debentures
On September 22, 2025, the Company entered into a Securities Purchase Agreement with YA II PN, Ltd. (the “Investor”), pursuant to which the Company agreed to issue senior unsecured convertible debentures in multiple tranches. On December 30, 2025, the agreement was amended to increase the aggregate principal amount available under the facility from $50.0 million to $65.0 million (collectively, the “Convertible Debentures”). The initial tranche of $30.0 million (“Tranche 1”) was funded on September 22, 2025, the second tranche of $20.0 million (“Tranche 2”) was funded on December 16, 2025, and the third tranche of $15.0 million (“Tranche 3”) was funded on December 30, 2025.
All three tranches bear or bore interest at 7.0% per annum. Installment payments of principal and interest are due monthly (each, a “Payment Date,” beginning on the applicable payment commencement date). For each installment, the Company may (i) pay cash plus a payment premium equal to 7.0% for Tranches 1 and 2 or 4.0% for Tranche 3 of the principal portion paid (“Payment Premium”), (ii) elect to allow the Investor to convert the unpaid installment at a price equal to the lower of (A) the Applicable Fixed Price (defined below) or (B) 97% of the lowest daily VWAP during the four trading days immediately preceding the conversion date, but not below the Floor Price (equal to $0.60 per share), or (iii) satisfy the installment through a combination of cash and conversion. The fixed conversion price is $4.50 per share for Tranche 1, $7.53 per share for Tranche 2, and $7.41 per share for Tranche 3.
Tranche 1 matures on March 22, 2027, Tranche 2 was to mature on March 22, 2027, and Tranche 3 was to mature on August 30, 2027. During the three months ended March 31, 2026, Tranche 1 was partially repaid and Tranches 2 and 3 were fully repaid. As of March 31, 2026, $5.9 million of principal remained outstanding under Tranche 1. Of this amount,

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$1.6 million was subject to a conversion notice issued to the Investor that had not yet been converted into shares of the Company’s common stock as of March 31, 2026.
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

	Three Months Ended March 31,
	2026	2025
Convertible Debentures, beginning balance	$66,677	$—
Change in fair value (1)	(166)	—
Interest expense (stated interest rate) (2)	597	—
Loss on partial debt extinguishment - cash settlements (3)	3,808	—
Loss on partial debt extinguishment - installment conversions (3)	1,383	—
Cash settlements (inclusive of accrued interest and cash payment premium)	(53,627)	—
Fair value of common shares issued for installment conversions	(12,437)	—
Convertible Debentures, ending balance	$6,235	$—
__________________
(1) Recognized within the line item, change in fair value of financial instruments carried at fair value, in the condensed consolidated statement of operations and comprehensive loss.
(2) Recognized within the line item, interest expense, in the condensed consolidated statement of operations and comprehensive loss.
(3) Recognized within the line item, other expense, net, in the condensed consolidated statement of operations and comprehensive loss.
Debt Maturity
The following table summarizes the cash maturities of the Company’s debt instruments as of March 31, 2026 (amounts in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
CRC Senior Notes	$271	$917	$1,074	$1,261	$1,430	$9,570	$14,523
Cross Trails Senior Note (1)	1,692	2,941	1,541	1,967	1,699	6,838	16,678
Sale of future receipts	1,142	—	—	—	—	—	1,142
Senior Convertible Notes	—	—	—	—	—	150,000	150,000
Convertible Debentures	5,900	—	—	—	—	—	5,900
	$9,005	$3,858	$2,615	$3,228	$3,129	$166,408	$188,243
__________________
(1) Reflects contractual principal maturity and does not reflect the balance sheet classification as current as of March 31, 2026, as described above.
Insurance Premium Financings
In June 2025, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of AUD 0.3 million (or $0.2 million) through ten equal monthly payments of AUD 31 thousand (or $21 thousand), at an annual interest rate of 8.7%, commencing on June 15, 2025.
In July 2025, the Company entered into a financing agreement related to premiums under certain insurance policies. The Company is obligated to repay the lender an aggregate sum of $0.9 million through ten equal monthly payments, at an annual interest rate of 7.1%, commencing on July 15, 2025. This financing was fully repaid in March 2026.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s insurance premium financings was $0.1 million and $0.4 million, respectively, and is included in the line item, accrued expenses, in the condensed consolidated balance sheets.
NOTE 10. PENSION
The components of net periodic pension benefit cost for the Company’s defined benefit pension plan were as follows (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Employer service costs	$106	$87
Interest cost	21	17
Expected return on plan assets	(53)	(60)
Amortization of net prior service credit	10	9
Amortization of net loss	12	25
Net periodic benefit cost	$96	$78

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets:
Prepaid expenses	$5,967	$3,918
Tax refund receivable	1,270	813
Project acquisition deposit	500	—
Investments, current	333	325
Other	11	11
Total	$8,081	$5,067

Other assets:
Deposit for long-term supply agreement	$2,850	$—
Other	234	883
Total	$3,084	$883

Accrued expenses:
Professional fees	$2,736	$1,487
Accrued project costs	15,101	49,889
Employee costs	3,982	12,321
Insurance premium financings	94	434
Taxes payable	2,393	4,572
Warranty liabilities	338	241
Accrued interest	1,176	1,445
Total	$25,820	$70,389

Other current liabilities:
Operating leases	$565	$511
Finance leases	38	41
Total	$603	$552

Other long-term liabilities:
Operating leases	$1,409	$1,501
Finance leases	61	75
Deferred SOSA acquisition payment	911	891
Derivative liability - Asset Vault	458	458
Unearned lease revenue - tolling arrangements	285	200
Asset retirement obligation	1,061	1,035
Warranty liabilities	196	226
Total	$4,381	$4,386

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 12. REDEEMABLE NON-CONTROLLING INTEREST
On October 9, 2025, Energy Vault, Inc. (“EV Inc.”) and OIC Structured Equity Fund I, L.P. and affiliated funds (collectively, “OIC”) completed the Asset Vault transaction previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Asset Vault is a variable interest entity (“VIE”) for which the Company is the primary beneficiary because the Company has (i) the power to direct the activities that most significantly affect Asset Vault’s economic performance, including project development, financing, and operational decisions, and (ii) the obligation to absorb losses and the right to receive benefits that could potentially be significant to Asset Vault through its ownership of common units and related support arrangements. Accordingly, Asset Vault is consolidated and OIC’s interest is presented as redeemable non-controlling interest in the mezzanine section of the condensed consolidated balance sheets. As of March 31, 2026, management continued to consider redemption of the Series A Preferred Units to be probable and recognized accretion to redemption value for the period using the effective interest method based on the then-estimated redemption value and earliest probable redemption date.
The following table presents, on an aggregated basis, the carrying amounts and classification of the consolidated assets and liabilities of Asset Vault included in the Company’s condensed consolidated balance sheets. The table excludes intercompany balances between Asset Vault and other consolidated subsidiaries of the Company, which are eliminated in consolidation (amounts in thousands):

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$5,318	$8,512
Restricted cash, current portion	8,755	—
Accounts receivable, net	549	234
Contract assets	1,750	820
Advances to suppliers	577	577
Prepaid expenses and other current assets	1,213	1,462
Property and equipment, net	72,308	64,786
Intangible assets, net	192	1,626
Operating lease right-of-use assets, net	656	703
Restricted cash, long-term portion	14,467	22,377
Deferred income taxes, net	15,411	27,176
Total assets of Asset Vault	$121,196	$128,273
Liabilities
Accounts payable	$2,260	$2,050
Accrued expenses	6,946	5,861
Debt, current portion	13,800	3,490
Contract liabilities	258	—
Other current liabilities	45	50
Long-term debt	10,148	21,543
Other long-term liabilities	3,261	3,145
Total liabilities of Asset Vault	$36,718	$36,139
Asset Vault is financed in part by redeemable preferred equity units classified in mezzanine equity of $23.3 million and $21.2 million as of March 31, 2026 and December 31, 2025, respectively. This balance is not included in the assets and liabilities table above because it is not a liability under GAAP. Creditors of Asset Vault do not have recourse to the general credit of Energy Vault Holdings, Inc. or its other wholly-owned subsidiaries. The assets of Asset Vault are not available to settle the obligations of the Company’s other subsidiaries. Certain of Asset Vault’s debt obligations are secured by substantially all of the assets of Asset Vault and its project subsidiaries, including project-level cash flows, and are subject to customary covenants and restrictions on distributions.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents a roll-forward of the redeemable non-controlling interest for the three months ended March 31, 2026 (amounts in thousands):

Redeemable non-controlling interest, balance at beginning of period	$21,156
Net income (loss) attributable to redeemable non-controlling interest (1)	—
PIK distributions to redeemable non-controlling interest holder	1,076
Accretion to redemption value (2)	1,086
Redeemable non-controlling interest, balance at end of period	$23,318
__________________
(1) Net income (loss) attributable to redeemable non-controlling interest is determined using the hypothetical liquidation at book value (“HLBV”) methodology based on each party’s contractual rights. Under the HLBV method, income is allocated based on the change in each party's claim on the net assets of Asset Vault under a hypothetical liquidation scenario at the beginning and end of each reporting period. This allocation may differ significantly from the non-controlling interest's nominal percentage of total units outstanding.
(2) Accretion represents the increase in the carrying amount of the redeemable non-controlling interest toward its estimated redemption value, calculated using the effective interest method over the period to the earliest probable redemption date. Accretion is recorded as an adjustment to additional paid-in-capital. Although accretion does not affect total net loss, it is treated as a deemed dividend and therefore as an adjustment to net loss attributable to common stockholders for purposes of computing net loss per share.
NOTE 13. WARRANTS
Roll-Forward of Warrants
The following table presents a roll-forward of the Company’s warrants for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31, 2026
	OIC Warrants	Novus Warrants	Dorado Goose Warrants	Total
Warrants outstanding at beginning of period	5,572	5,167	4,500	15,239
Warrants exercised (1)	—	—	(500)	(500)
Warrants outstanding at end of period	5,572	5,167	4,000	14,739
__________________
(1) Dorado Goose Warrants with an exercise price of $1.50 per warrant were exercised on a cashless basis in exchange for 0.3 million shares of common stock.

	Three Months Ended March 31, 2025
	OIC Warrants	Novus Warrants	Dorado Goose Warrants	Total
Warrants outstanding at beginning and end of period	—	5,167	—	5,167
Roll-Forward of Warrant Liabilities
The following table presents a roll-forward of the Company’s warrant liabilities for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Warrant liabilities at beginning of period	$15,050	$2
Change in fair value (1)	300	—
Warrant liabilities at end of period	$15,350	$2
__________________
(1) Recognized within the line item, change in fair value of financial instruments carried at fair value, in the condensed consolidated statements of operations and comprehensive loss.
Fair Value Measurement - Liability Classified Warrants
The Company measures the fair value of the OIC and Novus Warrant liabilities using a Black-Scholes option pricing model, both of which require the use of significant judgments and the use of unobservable inputs. As such, the Company’s warrant liabilities are classified within Level 3 of the fair value hierarchy. The key unobservable inputs used to value the

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
OIC Warrants include the expected volatility and the Company’s estimated future EBITDA. The key unobservable input used to value the Novus Warrants is expected volatility. A significant increase in the expected volatility in isolation would result in a significantly higher fair value measurement.
The following table provides the assumptions used to estimate the fair value of the Company’s liability classified warrants as of March 31, 2026 and December 31, 2025:

	OIC Warrants		Novus Warrants
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Exercise price	$4.24	$4.24	$11.50	$11.50
Expected term (in years)	4.53	4.78	0.87	1.12
Expected volatility	75.0%	80.0%	104.3%	70.0%
Risk-free interest rate	3.9%	3.7%	3.7%	3.7%
Expected dividend yield	—%	—%	—%	—%
NOTE 14. FAIR VALUE MEASUREMENTS
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
•Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (amounts in thousands):

		Fair Value at
	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Assets (Liabilities):
Convertible Debentures (1)	Level 3	$(6,235)	$(66,677)
Warrant liabilities (2)	Level 3	(15,350)	(15,050)
Derivative liability - Asset Vault (3)	Level 3	(458)	(458)
__________________
(1) The Company has elected to measure the Convertible Debentures at fair value (see Note 9, Debt). The Company uses a Monte Carlo simulation to value the Convertible Debentures that models potential settlement outcomes under the contractual terms. The significant assumptions used in the model

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
include the volatility of the Company’s common stock (100.0%) and a discount rate of 28.6%, which was derived from market yields for comparable CCC- rated debt. The model also incorporates the instrument’s contractual term, redemption features, and conversion mechanics.
(2) The warrants are not publicly traded and the Company uses a Black-Scholes model to determine the fair value of the warrants. See Note 13, Warrants, for additional information.
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
The carrying amount and estimated fair value of the Company’s financial instruments not measured at fair value are as follows (amounts in thousands):

		March 31, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets (Liabilities):
Debt (1)	Level 3	$(165,441)	$(176,368)	$(27,921)	$(29,758)
__________________
(1) Includes short-term portion of long-term debt and excludes debt measured at fair value. The Company estimates the fair value using a discounted cash flow model which utilizes the Company’s incremental borrowing rate, which is estimated based on the Company’s assumptions. The estimated fair value of the Company’s Senior Convertible Notes was $151.3 million as of March 31, 2026.
NOTE 15. STOCK-BASED COMPENSATION
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
The initial number of shares of the Company’s common stock reserved for issuance under the 2022 Incentive Plan was approximately 15.5 million, plus up to approximately 8.3 million shares subject to awards granted under the 2017 and 2020 Stock Incentive Plans that may become available for issuance under the 2022 Incentive Plan to the extent such awards are forfeited, expired, unexercised, or otherwise unsettled. Annually, beginning in March 2022 and ending in (and including) March 1, 2031, the number of shares of the Company’s common stock that may be issued under the 2022 Incentive Plan increases automatically by a number of shares equal to the lesser of (i) 4.0% of the outstanding shares on the last day of the immediately preceding month or (ii) such lesser number of shares (including zero) that the Company’s Board determines for the purposes of the annual increase for that fiscal year.
2022 Inducement Plan
In 2022, the Company adopted its 2022 Employment Inducement Award Plan (the “2022 Inducement Plan”), which provides for the granting of stock options, SARs, restricted shares, RSUs, and other awards to individuals who were not previously employees of the Company, or following a bona fide period of non-employment, as inducement material to such individuals entering into employment with the Company. Shares of common stock underlying awards that expire or are forfeited or canceled will again be available for issuance under the 2022 Inducement Plan. 8.0 million shares of the Company’s common stock are reserved for issuance under the 2022 Inducement Plan.
2025 Inducement Plan
In February 2025, the Board approved the Company’s 2025 Employment Inducement Award Plan (the “2025 Inducement Plan”), which provides for the granting of stock options, SARs, restricted shares, RSUs, and other awards to individuals who were not previously employees of the Company, or following a bona fide period of non-employment, as inducement material to such individuals entering into employment with the Company. Shares of common stock underlying awards that expire or are forfeited or canceled will again be available for issuance under the 2025 Inducement Plan. 8.0 million shares of the Company’s common stock are reserved for issuance under the 2025 Inducement Plan.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stock Option Activity
The following table summarizes stock option activity for the three months ended March 31, 2026 (amounts in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	5,723	$1.66	4.8	$16,891
Stock options granted	—	—	—	—
Stock options exercised	(43)	0.80	—	197
Stock options forfeited, canceled, or expired	—	—	—	—
Balance as of March 31, 2026	5,680	1.67	4.6	9,286

Options exercisable as of March 31, 2026	3,730	1.65	4.4	6,167
Options vested and expected to vest as of March 31, 2026	5,680	$1.67	4.6	$9,286
As of March 31, 2026, total unrecognized stock-based compensation expense related to unvested option awards that are expected to vest was $0.6 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.4 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the New York Stock Exchange (“NYSE”) as of March 31, 2026.
Restricted Stock Units
During the three months ended March 31, 2026, pursuant to the 2022 Inducement Plan, the Company granted RSUs to employees that vest based on market-based conditions. These market-based RSUs will vest and convert to common stock if the Company’s stock price reaches certain price targets for 20 days in any 30 day trading window, subject to the applicable employee’s continued service. The fair value of market-based RSUs is recognized as expense over the requisite service period regardless of whether or not the RSUs ultimately vest and convert to common stock. The fair value of these market-based RSUs was measured on their grant date, using a Monte Carlo simulation model based on the following assumptions:

Expected term (in years)	4.0
Expected volatility	80%
Risk-free interest rate	3.7%
Expected dividend yield	—
The following table summarizes activity for all RSUs, including time-based and market-based awards, for the three months ended March 31, 2026 (amounts in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Non-vested balance as of December 31, 2025	20,349	$1.66
RSUs granted	4,808	3.21
RSUs forfeited	(424)	1.07
RSUs vested	(4,343)	2.13
Non-vested balance as of March 31, 2026	20,390	$1.94

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of March 31, 2026, unrecognized stock-based compensation expense related to these RSUs was $27.1 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.5 years.
Stock-Based Compensation Expense
Total stock-based compensation expense for the three months ended March 31, 2026 and 2025 was as follows (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Sales and marketing	$688	$1,045
Research and development	964	1,368
General and administrative	5,401	6,863
Total stock-based compensation expense	$7,053	$9,276
NOTE 16. SEGMENT REPORTING
As a single reportable segment entity, the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”) uses the profit measure of net loss to allocate resources and assess performance of our business by comparing actual results to historical results and previously forecasted financial information. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
See Note 3 for the Company’s revenue disaggregated by product line.
The following table presents revenue, significant segment expenses provided to the CODM, and net loss for our consolidated segment (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$21,879	$8,534
Cost of revenue (1)	17,091	3,658
Gross profit	4,788	4,876
Non-personnel operating costs (2)	9,946	7,290
Salaries and wages (3)	9,742	8,909
Stock-based compensation	7,053	9,276
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	2,223	305
Interest expense	3,466	95
Interest income	(568)	(315)
Provision for income taxes	1	383
Other segment items (4)	5,410	107
Net loss	$(32,485)	$(21,174)
__________________
(1) Includes $1.3 million of depreciation and amortization expense for the three months ended March 31, 2026.
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
(4) Represents certain other segment items that are not deemed significant segment expenses and primarily consists of provision for credit losses, loss on financial instruments carried at fair value, and other income/expense items.
NOTE 17. INCOME TAXES
The Company recognized a tax provision of $1 thousand for the three months ended March 31, 2026 and a tax provision of $0.4 million for the three months ended March 31, 2025.
During 2025, the Company generated $47.7 million of investment tax credits (“ITC”). On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its majority and wholly-owned subsidiary companies, with a

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
third-party purchaser pursuant to which the Company agreed to sell these ITCs at a price equal to 85% of the value of the credits. The Company has recorded a valuation allowance for the 15% discount to reflect the expected net sale proceeds.
On February 26, 2026, the Company collected $11.8 million in proceeds from the transfer of the Cross Trails ITC to the third-party purchaser. As of the date of the Quarterly Report, the sales of the eligible ITCs generated by CRC and the Snyder CDU are expected to close following the satisfaction of certain customary closing conditions.
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
NOTE 18. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Energy Vault Holdings, Inc.	$(32,485)	$(21,136)
Less: accretion of redeemable non-controlling interest	1,086	—
Net loss attributable to common stockholders	(33,571)	(21,136)

Weighted-average shares outstanding – basic and diluted	171,867	153,723
Net loss per share attributable to common stockholders – basic and diluted	$(0.20)	$(0.14)

There were no common share equivalents that were dilutive for the three months ended March 31, 2026 and 2025. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Warrants	14,739	5,167
Stock options	5,680	6,429
RSUs	20,390	25,662
Senior Convertible Notes	28,977	—
Convertible Debentures	1,843	—
Total	71,629	37,258
NOTE 19. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of March 31, 2026 consisted primarily of obligations under operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancelable purchase obligations as of March 31, 2026 totaled approximately $5.0 million, which is all expected to be paid in the next twelve months.
Loss Contingencies:
In the ordinary course of business, the Company is regularly subject to various legal proceedings. The Company records a loss contingency accrual when a loss is both probable and reasonably estimable. As of March 31, 2026, the Company had not recorded any material loss contingency accruals related to legal proceedings. Although the Company currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
have a material impact on the Company’s business, financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and the Company’s view of these matters may change in the future.
Warranty Liabilities:
The Company provides a limited warranty to its battery energy storage system (“BESS”) customers assuring that the BESSs are free from defects. The Company’s limited warranties are generally for a period of two or three years after the substantial completion date of the applicable project. These warranties are considered assurance-type warranties, which provide a guarantee of quality of the products. For assurance-type warranties in engineering, procurement, and construction (“EPC”) contracts, the Company records an estimate of future warranty costs over the period of construction. For assurance-type warranties in engineered equipment (“EEQ”) contracts, the Company records an estimate of future warranty costs upon the transfer of the equipment to the customer. Warranty costs are recorded as a component of cost of revenue in the Company’s condensed consolidated statements of operations and comprehensive loss.
As of March 31, 2026 and 2025, the Company accrued the below estimated warranty liabilities, respectively (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Warranty liabilities, balance at beginning of period	$467	$1,391
Accruals for warranties issued	—	—
Change in estimates	84	—
Costs paid or settled	(17)	(630)
Warranty liabilities, balance at end of period	$534	$761
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
Letters of Credit and Bank Guarantees:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit or bank guarantees for its customers, for project performance, and for its vendors for payment guarantees. Such letters of credit or bank guarantees are generally issued by a bank or a similar financial institution. The letter of credit or bank guarantee commits the issuer to pay specified amounts to the holder of the letter of credit or bank guarantee under certain conditions. As of March 31, 2026, the Company had $29.3 million in outstanding letters of credit and $17.5 million in bank guarantees issued through the Company’s credit relationships. The Company is not aware of any material claims relating to its outstanding letters of credit or bank guarantees.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of March 31, 2026, the Company had $88.6 million in outstanding performance and payment bonds.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of March 31, 2026, the Company had $12.5 million in outstanding other bonds.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Asset Retirement Obligation
In connection with the acquisition or development of energy storage systems, the Company may have the legal requirement to remove long-lived assets constructed on leased property and to restore the leased property to its condition prior to the construction of the long-lived asset. This legal requirement is referred to as an asset retirement obligation (“ARO”). If the Company determines that an ARO is necessary for a specific energy storage system, the Company records the present value of the estimated future liability when the energy storage system is placed in service as an ARO liability. The Company accretes the ARO liability to its future value over the energy storage system’s useful life in the condensed consolidated statements of operations and comprehensive loss. The initial ARO is recorded as part of the carrying value of the related long-lived asset and depreciated over the energy storage system’s useful life. The CRC energy storage system is the only energy storage system currently subject to an ARO. The initial ARO for the CRC energy storage system was $1.0 million.
The Company measured the ARO for the CRC energy storage system at fair value (level 3) using an expected present value technique. This approach estimates the cash flows a market participant would require to perform the retirement activities and discounts those cash flows using a credit-adjusted risk-free rate (10.8% at initial recognition).
As of March 31, 2026, the carrying value of the Company’s ARO was $1.1 million. For the three months ended March 31, 2026, the Company recognized accretion expense of $26 thousand.
McMurtre Project
On March 24, 2026, the Company acquired rights to the McMurtre BESS, a 175 MW / 350 MWh BESS project to be located near Dallas, Texas. The Company paid $0.3 million for the rights to the project and will owe the seller an additional $5.6 million if the project reaches the notice to proceed milestone and $1.4 million if the project reaches commercial operation.
Mesa Del Sol Project
In March 2026, the Company entered into a reimbursement agreement with Public Service Company of New Mexico (“PNM”) to advance preliminary work related to electrical interconnection and related infrastructure planning activities in connection with the Company’s potential development of a battery energy storage, power generation, and data center project in Albuquerque, New Mexico. Under the reimbursement agreement, the Company authorized PNM to undertake certain preliminary work, including engineering and design work, permitting, surveys, studies, environmental review, initial equipment orders, land rights, easements, public outreach and other related work. The estimated cost of the preliminary work is $7.5 million, which the Company is required to fund in advance as prepaid development costs upon invoice by PNM. Amounts funded by the Company will be applied against reimbursable development costs as such costs are incurred or otherwise fully committed to third parties. Any amounts paid to PNM that are not actually incurred or otherwise fully committed to third parties in the performance of the preliminary work are required to be returned to the Company. In connection with the reimbursement agreement, the Company was required to provide a letter of credit in the amount of $7.5 million. Subsequent to March 31, 2026, PNM released the letter of credit and consented to its cancellation in connection with the Company’s funding of the $7.5 million in April 2026.
In addition, in March 2026, the Company entered into a deposit agreement with PNM pursuant to which PNM agreed to perform the next phase of engineering studies required to assess the requirements for PNM to provide electric service to the project. Subsequent to March 31, 2026, the Company paid the non-refundable deposit of $0.5 million. If the Company enters into a reimbursement agreement or electric facilities agreement with PNM, any portion of the deposit not used to fund the services under the deposit agreement, other than certain administrative and overhead costs, will be applied toward costs properly incurred under such agreement.
Subsequent to March 31, 2026, the Company, through its subsidiary Mesa Del Sol Energy Campus, LLC, completed the assignment of certain real estate purchase rights relating to approximately 486 acres of land in Albuquerque, New Mexico for the potential development of a battery energy storage, power generation, and data center project. In connection with the assignment, the Company agreed to pay a nonrefundable assignment fee of $0.8 million, which included $0.5 million paid on February 18, 2026 for the exclusive right to negotiate with the assignor that was credited toward the assignment fee upon completion of the assignment subsequent to March 31, 2026. The underlying purchase agreement provides for an aggregate purchase price of approximately $120.1 million for all land tracts, with an initial closing requirement for certain tracts representing approximately $57.4 million of the aggregate purchase price by December 18, 2026, and an outside closing date for the remaining tracts of December 18, 2027. If the Company does not satisfy the initial acquisition requirement, the Company may terminate the arrangement without incurring liability in excess of the nonrefundable

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
assignment fee. The Company is also required to pay a contingent service fee equal to 7% of the gross purchase price of each acquired tract, payable only upon the closing of each applicable tract. Also subsequent to March 31, 2026, the Company entered into a term sheet with Clean AI, LLC related to the development of the project. The term sheet is non-binding, except for certain binding provisions, including a $0.5 million start fee, exclusivity and confidentiality provisions, and a land purchase participation right in favor of Clean AI, LLC for up to a 35% undivided interest in any land tract purchased by the Company.
Also subsequent to March 31, 2026, the Company, through Mesa Del Sol Energy Campus, LLC, entered into a production slots reservation agreement with 2G Energy Inc. to reserve manufacturing capacity for certain power generation equipment for the Mesa Del Sol project. Under the agreement, the Company paid a reservation fee of $10.0 million. The reservation fee is generally non-refundable, except in limited circumstances, and will be credited toward future milestone payments if the parties execute a separate sales contract by the applicable deadline. The reservation agreement does not obligate either party to execute the sales contract, and the production and delivery of the equipment would be governed by the separate sales contract, if executed.
NOTE 20. SUBSEQUENT EVENTS
BayWa r.e. Japan Development Portfolio
Subsequent to March 31, 2026, the Company entered into an agreement with BayWa r.e. Japan K.K. to acquire certain development-stage assets and project rights related to a portfolio of battery energy storage system projects in Japan. The assets to be acquired include certain land rights, transferred agreements, grid connection applications and related project development rights. The closing of the transaction is subject to certain conditions, including the incorporation of a Japanese subsidiary, satisfaction of applicable regulatory notification and waiting period requirements in Japan and receipt of required corporate approvals. Under the agreement, the Company is required to pay initial consideration of approximately $0.3 million and a working capital payment of $0.5 million, excluding applicable consumption tax. The agreement also provides for additional milestone payments based on the achievement of specified project development milestones, including ready-to-build status, final investment decision, financial close or a project sale, subject to an aggregate milestone payment cap of approximately $4.9 million, excluding applicable consumption tax.
Sale of Equipment
Subsequent to March 31, 2026, the Company entered into an agreement with a third-party for the sale, supply and delivery of certain equipment. The transaction is expected to be accounted for as a sale of property and equipment rather than as a revenue contract. The total contract price is approximately $10.3 million. Under the agreement, the Company is required to provide a performance bond equal to 6% of the contract price.
Issuance of Senior Secured Convertible Debentures
Subsequent to March 31, 2026, on May 18, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company agreed to issue senior secured convertible debentures (the “Senior Secured Convertible Debentures”) in multiple tranches with an aggregate principal amount of up to $75.0 million.
The initial tranche of $42.0 million will be funded at closing and net proceeds are expected to be $39.6 million after deductions for an original issue discount and origination fees. The Senior Secured Convertible Debentures are secured by assets of the Company, Energy Vault, Inc. and the Company’s Swiss and Australian subsidiaries.
The Senior Secured Convertible Debentures were issued at 95% of par, bear interest at 7.5% per annum (18.0% upon an uncured event of default), and mature on May 17, 2027. Beginning on September 18, 2026 and monthly thereafter (each, a “Payment Date”), approximate scheduled installments of principal and accrued interest are due as follows (per $10.0 million of original principal): $1.2 million on the first Payment Date, $1.2 million on each of the next three Payment Dates, $1.1 million on each of the next four Payment Dates, and $1.1 million at maturity. For the initial tranche, the floor price is $1.19 per share.
For each installment, the Company may (i) pay cash, (ii), if certain conditions are satisfied, elect to allow the Investor to convert the unpaid installment at a price equal to 97% of the lowest daily VWAP during the four consecutive trading days immediately preceding the conversion date, or (iii) satisfy the installment through a combination of cash and conversion. Investor conversions are subject to a beneficial ownership limit of 4.99% of the Company’s common stock and to a limit of 19.99% of the Company’s outstanding common stock as of closing unless stockholder approval to exceed such cap is obtained in accordance with the rules and regulations of the NYSE (the “Exchange Cap”). An “Amortization Event”

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
includes, among other things, (i) the Company’s common stock trading below the Floor Price for 5 of 7 consecutive trading days, (ii) issuance of more than 99% of the shares available under the Exchange Cap without stockholder approval, or (iii) from any time after the six-month anniversary of the issuance of the Senior Secured Convertible Debentures, the Investor is unable to sell its shares pursuant to Rule 144. While an Amortization Event is in effect, the monthly installment must be paid in cash and the installment amount may increase to the greater of the scheduled amount and 20.0% of then-outstanding principal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information which Energy Vault’s management believes is relevant to an assessment and understanding of Energy Vault’s condensed consolidated results of operations and financial condition. The discussion should be read together with our unaudited interim condensed consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in this Quarterly Report. The discussion and analysis should also be read together with the audited consolidated financial statements, the respective notes thereto, and other financial information included elsewhere in the Annual Report for the year ended December 31, 2025 filed by us with the SEC on March 18, 2026. This discussion may contain forward-looking statements based upon Energy Vault’s current expectations that involve risks, uncertainties, and assumptions. Energy Vault’s actual results may differ materially from those anticipated in these forward-looking statements. You should review the section titled “Cautionary Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors,” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report. Energy Vault’s historical results are not necessarily indicative of the results that may be expected for any period in the future. Unless the context otherwise requires, all references in this Quarterly Report to “we,” “our,” “us,” “the Company,” or “Energy Vault” refer to Energy Vault Holdings, Inc., a Delaware corporation, and its subsidiaries.
Our Business
Energy Vault is an integrated power infrastructure platform that builds, owns and operates flexible, reliable energy systems designed to accelerate time-to-power for utilities, independent power producers, industrial customers and the artificial intelligence and data center market. At the core of our platform is a technology-agnostic, software-enabled architecture that is designed to accelerate project delivery, optimize performance and drive faster time-to-revenue. Energy Vault’s integrated solutions combine energy storage, generation, and advanced energy management to deliver scalable infrastructure tailored to customer needs. Our portfolio spans short-, long-, and multi-day duration storage, engineered to enable reliability, flexibility and cost efficiency across applications.
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
Key Factors and Trends Affecting our Business
We believe that our performance and future success depend upon several factors that present significant opportunities for us, but also pose risks and challenges including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report on Form 10-K filed with the SEC on March 18, 2026.
Impact of Tariffs
U.S. trade policy and tariff actions have affected the cost and availability of certain inputs used in our B-VAULT products and related project delivery. Beginning February 4, 2025, the United States imposed additional duties on imports from China and Hong Kong under the International Emergency Economic Powers Act (“IEEPA”), which were increased effective March 4, 2025. In parallel, the United States imposed additional IEEPA based reciprocal duties on China origin goods in April 2025, which escalated to significantly higher levels by April 10, 2025. The United States and China subsequently announced tariff reductions and pauses beginning in mid-May 2025, and in November 2025 the United States implemented additional executive actions that (i) reduced the IEEPA fentanyl related additional duty rate on China origin imports and (ii) extended the reduced reciprocal duty framework through November 10, 2026, subject to the terms and conditions of the arrangement.
These tariff actions and related uncertainty materially affected our operations. Several third party sales projects within our backlog and developed pipeline experienced delays or cancellations due to the anticipated increase in costs associated with importing B-VAULT products from China. In addition, separate from IEEPA based duties, tariff rates under Section 301 of the Trade Act of 1974 (“Section 301 tariffs”) applicable to certain China origin products continued to evolve. For example, pursuant to U.S. Trade Representative actions finalized in 2024, the Section 301 duty rate applicable to lithium ion non electric vehicle batteries increased to 25% effective January 1, 2026. Depending on product classification and the interaction of applicable tariff programs, cumulative duty burdens can be significant and can materially affect project pricing and competitiveness.
On February 20, 2026, the U.S. Supreme Court held that IEEPA does not authorize the President to impose tariffs, and IEEPA based tariffs were invalidated. The decision does not affect Section 301 tariffs or tariffs under Section 232 of the

Trade Expansion Act of 1962. The Supreme Court decision did not address the process for obtaining refunds of IEEPA based duties previously paid, and the timing and availability of any potential duty relief remain uncertain. In response, President Trump promptly implemented a wide sweeping 10% import surcharge on goods under Section 122 of the Trade Act of 1974, which is scheduled to expire in July 2026 unless otherwise extended. These new tariffs target various categories of imports, including several raw materials used in our operations, such as core metals used in our grid-scale infrastructure. While the full scope, duration, and economic impact of these new tariffs remain uncertain, they could result in higher input costs, supply chain disruptions, and potential retaliatory measures from affected trading partners. We continue to monitor these developments closely and evaluate their potential effects on our cost structure and customer demand.
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
If the current tariff relief, exclusions or suspension periods expire, are not extended or are replaced with less favorable measures, or if additional tariffs, trade restrictions, export controls or retaliatory measures are implemented or reinstated, our ability to source B-VAULT products or sell them at competitive prices could be adversely affected, which could have a material adverse impact on our business, results of operations, and cash flows.
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
The Inflation Reduction Act (“IRA”), adopted by the U.S. Congress in August 2022, contained a number of tax incentive provisions that directly support the adoption of energy storage solutions and services. Before the enactment of the IRA, the Section 48 ITC did not apply to standalone energy storage projects. The IRA added Section 48(a)(3)(A)(ix) of the Internal Revenue Code of 1986, as amended (the “Code”) to allow a taxpayer that placed in service a standalone energy storage technology with a minimum capacity of 5 kWh to claim the ITC, if certain requirements are met.
Projects may also qualify for increased credit amounts and bonus credits, subject to detailed requirements. For example, projects may be eligible for increased credit amounts where prevailing wage and apprenticeship requirements are satisfied, and certain projects may qualify for bonus credits, including domestic content, subject to applicable rules and certification requirements. The Internal Revenue Service (“IRS”) continues to publish and update guidance and resources that can affect the application of these rules to energy storage projects.
In 2025, Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which introduced additional changes and compliance considerations affecting energy related tax incentives. Among other items, the OBBBA imposed new foreign entity of concern (“FEOC”) and prohibited foreign entity (“PFE”) concepts and related restrictions that apply to technology-neutral credits under Sections 45Y and 48E of the Code (“Technology Neutral Credits”) and the advanced manufacturing credit under Section 45X of the Code, including ownership, debt, and effective control restrictions (including through the grant of rights through various agreements or licensing rights that are otherwise retained by such entities) in respect of PFEs. The OBBBA also limits the availability of Technology Neutral Credits for projects that receive material assistance from a PFE. The applicability of the FEOC/PFE restrictions is dependent on statutory effective dates and project timing, including beginning of construction dates. Legacy credits under Sections 45 and 48 of the Code for projects that began construction by December 31, 2024 are generally governed under the prior framework, subject to applicable rules, and are not subject to the FEOC/PFE restrictions. The U.S. Department of Treasury and IRS guidance in this area continues to evolve, including guidance addressing FEOC/PFE restrictions. Additional rulemaking and market practice may affect how these requirements are applied and documented. We cannot guarantee we will realize any or all of the anticipated benefits or incentives under any such enacted regulations or other guidance. We continue to monitor these developments.
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
Our expansion of revenue depends on the ongoing adoption of energy storage solutions by our customers and our ability to source, execute, and operate energy storage projects with attractive economics. The growth of the energy storage market that we address is primarily driven by the decreasing cost of energy storage technologies, government mandates, financial incentives to reduce greenhouse gas emissions, industry-wide decarbonization objectives, and efforts to enhance grid stability and efficiency. These dynamics are driving demand for increased energy storage capacity and duration.
Competition
The market for our products and services is competitive, and we may face increased competition as new and existing competitors introduce energy storage solutions, components, project delivery models, owned asset development platforms, AI compute infrastructure solutions, powered land, powered shell infrastructure, and related energy infrastructure solutions. Competitive dynamics in the battery energy storage market continue to be influenced by manufacturing scale, changes in battery and component pricing, vertical integration, and evolving trade and supply chain conditions, which can increase pricing pressure, compress margins, and affect delivery timelines. In addition, as we expand our Own and Operate activities through Asset Vault, we also compete with existing and emerging independent power producers, developers, and asset owners for project sites, interconnection capacity, offtake arrangements, and project financing. As we pursue opportunities involving AI compute infrastructure, powered land, powered shell infrastructure, modular data center deployments, and related energy infrastructure, we may also compete with power infrastructure developers, generation asset owners, data center developers and operators, and other participants seeking access to power, land, interconnection capacity, customers and project capital. As we expand our software and services offerings, we also face competition from software providers, original equipment manufacturers, and integrators that offer software enabled controls, optimization, and asset management solutions. If we are not able to compete effectively, if our market share declines due to increased competition, or if competition reduces margins or delays project execution, our revenue, results of operations, and ability to generate profits and cash flows could be adversely affected.
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
Recent Developments
EBOR New South Wales Project
In February 2026, our Australian development partner, Bridge Energy Pty Ltd, was awarded a 14-year Long-Term Energy Service Agreement by AusEnergy Services for the Ebor Battery Energy Storage System project in New South Wales, Australia. The 100 MW / 870 MWh project is expected to provide eight hours of dispatchable capacity and is expected to commence operations in 2028, subject to obtaining necessary contractual and regulatory approvals. We hold an exclusive option to acquire and construct the project, which will utilize our proprietary B-VAULT technology and energy management system, and will be owned and operated under our Asset Vault platform.
Strategic Development Agreement with Peak Energy
On February 9, 2026, we announced that we executed a definitive supply agreement with Peak Energy securing 1.5 gigawatt-hours of Peak Energy's U.S. manufactured sodium-ion battery systems.
Strategic Framework Agreement with Crusoe
On February 11, 2026, we announced a strategic framework agreement with Crusoe, Inc. ("Crusoe") for the phased deployment of Crusoe Spark modular data centers at Energy Vault’s technology center in Snyder, Texas. The initial program is scalable up to 25 MW of total load to be operated inside Crusoe’s proprietary Spark modular AI factory product, with planned deployments expected in 2026.
Issuance of Senior Convertible Notes
On February 17, 2026, we closed an upsized offering of $140.0 million of our 5.250% Senior Convertible Notes due 2031 (the “Senior Convertible Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. The offering was upsized from the previously announced offering size of $125.0 million aggregate principal amount of Senior Convertible Notes. The initial purchasers subsequently exercised their option to purchase an additional $10.0 million of Senior Convertible Notes, in a transaction that closed on February 27, 2026. Refer to “Liquidity and Capital Resources—Sources of Liquidity— Senior Convertible Notes” below for more information.
McMurtre Project
On March 24, 2026, the Company acquired rights to the McMurtre Battery Energy Storage System (“BESS”), a 175 MW / 350 MWh BESS project to be located near Dallas, Texas. The Company paid $0.3 million for the rights to the project and will owe the seller an additional $5.6 million if the project reaches the notice to proceed milestone and $1.4 million if the project reaches commercial operation.

Japan BESS Market
On April 9, 2026, the Company announced that it had entered into a binding agreement, subject to certain closing conditions, to acquire an 850 MW BESS development portfolio in Japan from a domestic energy storage developer. The portfolio includes 350 MW of advanced stage projects and 500 MW of early stage projects. The Company expects this transaction, if completed, to expand its geographic presence and support the continued execution of its Own and Operate strategy.
Issuance of Senior Secured Convertible Debentures
On May 18, 2026, we issued senior secured convertible debentures (the “Senior Secured Convertible Debentures”) in multiple tranches with an aggregate principal amount of up to $75.0 million. The initial tranche of $42.0 million will be funded at closing and net proceeds are expected to be $39.6 million after deductions for an original issue discount and origination fees. Refer to “Liquidity and Capital Resources—Sources of Liquidity— Senior Secured Convertible Debentures” below for more information.
Key Operating Metrics
The following tables present our key operating metrics for the periods presented (dollar values in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Value	Energy (MWh)	Value	Energy (MWh)
Net Bookings
Contracted bookings	$14,469	25	$225,729	1,004
Contingent option bookings	—	—	—	—
Cancellations	—	—	—	—
Net bookings	$14,469	25	$225,729	1,004

	March 31, 2026			December 31, 2025
	Value	Capacity / Energy		Value	Capacity / Energy
Developed Pipeline	$3,499,304	3.2	GW	$2,409,374	1.9	GW
Backlog	1,295,145	3.0	GWh	1,305,515	3.4	GWh
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
We cannot guarantee that our bookings, backlog, or developed pipeline will result in actual revenue in the originally anticipated period, or at all. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. Many of our projects require government approvals, third-party financing, and other contingencies, many of which are beyond our control. If our bookings, backlog, or developed pipeline fail to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. See “Risk Factors - Our total backlog, bookings, and developed pipeline may not be indicative of our future revenue, which could have a material impact on our business, financial condition, and results of operations” in the Annual Report for the year ended December 31, 2025 filed by us with the SEC on March 18, 2026.
Key Components of Results of Operations
Revenue
The Company generates revenue from the sale of our energy storage products, tolling arrangements related to owned projects, the licensing of the Company’s software solutions and IP, and from long-term service agreements to operate and maintain customer owned energy systems. To date, the Company has generated revenue primarily from the sale of our BESSs and from licensing our IP.
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
The Company enters into tolling and power purchase agreements (“PPA”) under which counterparties may sell energy stored in the Company’s energy storage systems or request that the Company dispatch energy on their behalf. Each agreement is evaluated to determine whether it qualifies as a lease under Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) or a customer contract under ASC 606, Revenue from Contracts with Customers (“ASC 606”). As of March 31, 2026, two energy storage systems were operating commercially: one accounted for as an operating lease under ASC 842 and one accounted for as a customer contract under ASC 606.
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
Gross Profit and Gross Profit Margin
Gross profit and gross profit margin may vary from period to period due to the timing of transferring control of significant uninstalled equipment to customers under contracts to sell energy storage systems. When control of significant uninstalled equipment is transferred to customers in an EPC project, the Company recognizes revenue in an amount equal to the cost of that equipment. The profit margin inherent in these materials is deferred until the Company fulfills its obligation to install the materials during construction of the energy storage systems. Generally, margins in an EPC project are lower in the beginning and middle stages as the equipment is delivered, and margins are higher in the later stages as the Company performs the construction, installation, and commissioning services. As a result, gross profit and gross profit margin will vary from period to period.
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
Interest Income
Interest income primarily consists of interest income from our money market funds and interest-bearing savings accounts
Other Expense, Net
Other income (expense) includes foreign currency gains and losses and non-recurring non-operating gains and losses.
Results of Operations
Consolidated Comparison of Three Months Ended March 31, 2026 to March 31, 2025
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Revenue	$21,879	$8,534	$13,345
Cost of revenue	17,091	3,658	13,433
Gross profit	4,788	4,876	(88)
Operating Expenses:
Sales and marketing	2,910	4,145	(1,235)
Research and development	2,590	3,824	(1,234)
General and administrative	21,241	17,506	3,735
Provision for (benefit from) credit losses	25	(11)	36
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	2,223	305	1,918
Total operating expenses	28,989	25,769	3,220
Loss from operations	(24,201)	(20,893)	(3,308)
Other income (expense):
Interest expense	(3,466)	(95)	(3,371)
Interest income	568	315	253
Change in fair value of financial instruments carried at fair value	(134)	—	(134)
Other expense, net	(5,251)	(118)	(5,133)
Loss before income taxes	$(32,484)	$(20,791)	$(11,693)

Revenue
The Company recognized revenue for the product and service categories as follows for the three months ended March 31, 2026 and 2025 (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Sale of energy storage products	$19,710	$4,891
Tolling revenue and PPA revenue	1,528	—
Operation and maintenance services	444	276
Software licensing	182	112
IP licensing	15	3,255
Total revenue	$21,879	$8,534
Revenue for the three months ended March 31, 2026 was $21.9 million, an increase of $13.3 million from $8.5 million in the same period in 2025. The increase was primarily due to a $14.8 million increase in energy storage product sales and a $1.5 million increase in tolling and PPA revenue, partially offset by a $3.2 million decrease in IP licensing revenue. The increase in sales of energy storage products primarily related to progress on the Company’s Australian EPC projects. The increase in tolling and PPA revenue primarily related to the Company’s owned energy storage systems placed in service during the second and third quarters of 2025. The decrease in IP licensing revenue primarily reflected revenue recognized in the prior year period that did not recur in the current year period.
Revenue from one customer accounted for 81% of total revenue for the three months ended March 31, 2026, and revenue from two customers accounted for 55% and 38% of total revenue, respectively, for the three months ended March 31, 2025.
Cost of Revenue
Cost of revenue for the three months ended March 31, 2026 was $17.1 million, an increase of $13.4 million from $3.7 million for the same period in 2025. The increase was driven by higher EPC project costs, primarily reflecting increased activity on the Company’s Australian EPC projects during the first quarter of 2026 as compared to the same period in 2025.
Gross Profit and Gross Profit Margin
Gross profit for the three months ended March 31, 2026 was $4.8 million, a decrease of $0.1 million from $4.9 million for the same period in 2025. The decrease in gross profit was driven primarily by the decrease in IP licensing revenue, which had no associated cost of revenue, partially offset by an increase in gross profit from the sale of energy storage products.
Gross profit margin decreased to 21.9% for the three months ended March 31, 2026 from 57.1% in the same period in 2025, primarily due to lower IP licensing revenue in 2026, compared to the prior year period.
Sales and Marketing Expenses
Sales and marketing expenses for the three months ended March 31, 2026 were $2.9 million, a decrease of $1.2 million from $4.1 million for the same period in 2025. The decrease was driven primarily by cost control measures and lower S&M headcount, which together reduced personnel-related expenses by $0.6 million, consulting fees by $0.4 million, and external marketing and public relations costs by $0.2 million.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2026 were $2.6 million, a decrease of $1.2 million from $3.8 million for the same period in 2025. The decrease was driven primarily by cost control measures and lower R&D headcount, which reduced engineering and development costs by $0.7 million and personnel-related expenses by $0.6 million.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2026 were $21.2 million, an increase of $3.7 million from $17.5 million for the same period in 2025. The increase was driven primarily by a $1.8 million increase in legal and professional fees, a $0.7 million increase in project development costs, a $0.4 million increase in property tax and permitting fees, a $0.3 million increase in travel expenses, a $0.2 million increase in operating costs for the Snyder commercial demonstration unit (“CDU”), and a $0.2 million increase in insurance costs.

Provision for (Benefit from) Credit Losses
Provision for credit losses for the three months ended March 31, 2026 was $25 thousand, a change of $36 thousand from an $11 thousand benefit for the same period in 2025.
Depreciation, Amortization, and Accretion Expense (Excluding Amounts Included in Cost of Revenue)
Depreciation, amortization, and accretion expense (excluding amounts included in cost of revenue) for the three months ended March 31, 2026 was $2.2 million, an increase of $1.9 million from $0.3 million for the same period in 2025. The increase primarily related to depreciation on the Snyder CDU, which was placed in service in the second half of 2025.
Interest Expense
Interest expense for the three months ended March 31, 2026 was $3.5 million, an increase of $3.4 million from $0.1 million for the same period in 2025. The increase primarily reflected higher interest costs associated with debt financings obtained during 2025 and the first quarter of 2026, whereas during the first quarter of 2025, the Company’s borrowings were limited to insurance premium financing arrangements with minimal interest costs.
Interest Income
Interest income for the three months ended March 31, 2026 was $0.6 million, an increase of $0.3 million from $0.3 million for the same period in 2025. The increase in interest income primarily reflected higher average cash balances that earned interest compared to the same period in 2025.
Change in Fair Value of Financial Instruments Carried at Fair Value
Change in fair value of financial instruments carried at fair value was a loss of $0.1 million for the three months ended March 31, 2026, with no comparable amount recognized for the same period in 2025.
Other Expense, Net
Other expense, net for the three months ended March 31, 2026 was $5.3 million, an increase of $5.1 million from $0.1 million for the same period in 2025. The increase in other expense, net was primarily due to a $5.2 million loss on partial debt extinguishment related to repayments of the Company’s Convertible Debentures during the three months ended March 31, 2026, with no comparable amount recognized for the same period in 2025.
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
As part of our ongoing business operations, the Company had a sales backlog of $1.3 billion as of March 31, 2026. Management expects this backlog to contribute to the future funding of our business, supported by a robust developed pipeline, which we anticipate to convert into additional contracted backlog as new agreements are executed.
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
Management believes that its cash, cash equivalents, and restricted cash on hand as of the filing date of this Quarterly Report will be sufficient to fund our operating activities and meet our obligations as they become due for at least the next twelve months without regard to any cash proceeds we may receive in the future upon the exercise of outstanding warrants. This assessment reflects the Company’s expected operating cash requirements and the subsequent payments and commitments described below and in Notes 19 and 20 to the condensed consolidated financial statements.
Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its majority and wholly-owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell the investment tax credits (“ITC”) generated by the Calistoga Resiliency Center (“CRC”) energy storage system, the Cross Trails energy storage system, and the Snyder CDU. On February 26, 2026, the Company collected $11.8 million in proceeds from the transfer of the Cross Trails ITC to the third-party purchaser. As of the date of the Quarterly Report, the sales of the eligible ITCs generated by CRC and the Snyder CDU are expected to close following the satisfaction of certain customary closing conditions.
At-the-Market (“ATM”) Facility and Equity Purchase Agreements
On November 12, 2024, we entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC, as sales agent (the “Sales Agent”), pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $50.0 million through the Sales Agent under an “at-the-market” equity offering program. We may seek, from time to time, to raise additional capital either under the Sales Agreement or otherwise.
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
On August 6, 2025, the Company entered into the Helena Purchase Agreement. Pursuant to the Helena Purchase Agreement, the Company has the right, but not the obligation, to sell to Helena, and Helena is obligated to purchase, up to 25.0 million of newly issued shares of the Company’s common stock, from time to time over a 36-month term, subject to certain limitations and conditions. The obligations under the Helena Purchase Agreement are subject to a standstill period and will not commence until the later of (i) ninety days from the execution of the agreement, or (ii) the termination or expiration of the Company's existing Hudson Equity Purchase Agreement.
The Company expects to use the net proceeds from the sale of any shares under its ATM facility or equity purchase arrangements to invest in the development, construction, and deployment of energy storage-related projects, working capital, and general corporate purposes, including repayment of debt. The Company may find it necessary or advisable to use the net proceeds for other purposes.
The Company did not sell any shares under its ATM facility or equity purchase arrangements during the three months ended March 31, 2026 and 2025.
CRC Senior Notes
On April 4, 2025, CRC issued $27.8 million of senior notes (“CRC Senior Notes”), with Eagle Point Credit as lender and Jefferies serving as agent for the transaction.

The CRC Senior Notes bear interest at 9.5% per annum and are senior secured obligations of CRC, backed by a first-priority pledge of all CRC assets and equity interests. The CRC Senior Notes include customary affirmative and negative covenants, including minimum cash reserves and a minimum debt service coverage ratio.
Principal and interest are payable semi-annually, with installments due each February 28 and August 31. A final balloon payment of $7.0 million is due at maturity on April 4, 2032.
Cross Trails Senior Note
On July 23, 2025, Cross Trails Energy Storage Project, LLC (“Cross Trails”), a subsidiary of the Company (the “Cross Trails Borrower”), entered into a credit agreement (the “Cross Trails Senior Note”) with Wilmington Trust, National Association, as administrative agent and collateral agent, and Jefferies Capital Services, LLC, as initial lender.
The Cross Trails Senior Note provides for a senior secured term loan facility in an aggregate principal amount of approximately $17.8 million. The Cross Trails Senior Note is structured as a single-draw term loan, with the full amount funded on July 23, 2025. The borrowing bears interest, at the Company’s election, at (i) the alternate base rate (“ABR”) plus 5.00% or (ii) the term secured overnight financing rate (“SOFR”) plus 6.00%. As of March 31, 2026, the Company was utilizing a SOFR of 3.6%, resulting in an interest rate of 9.6%.
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
Principal and interest are payable semi-annually, with installments due each February 28 and August 31. The Cross Trails Senior Note matures on July 23, 2032.
Reflecting performance within the ERCOT market since operations commenced at the Cross Trails BESS Project on May 31, 2025, the Company has not satisfied the current minimum Cross Trails Senior Note debt service coverage ratio under the covenant calculation for the quarter ended March 31, 2026. Under the terms of the Cross Trails Senior Note, the applicable reporting period has not yet occurred; the delivery date for the financial statements for the quarter ended March 31, 2026 is June 29, 2026. Also, the lender has informed the Company that an event of default has not occurred as of the date of this Quarterly Report. The Company intends to work with the lender between now and the delivery date to remedy this issue through a series of options, including but not limited to the receipt of waivers, project equity investments, and/or partial or full repayment in the appropriate time frame. As of March 31, 2026, the Company has classified the outstanding balance under the Cross Trails Senior Note as current as a result of the noncompliance.
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
The Company did not fully repay the Cedar Arrangement within 60 days of funding, therefore the applicable aggregate amount to be remitted to Cedar will be $6.3 million. Through March 31, 2026, the Company had remitted $5.1 million to Cedar, with $1.2 million remaining.
Convertible Debentures
During 2025, the Company issued an aggregate principal amount of $65.0 million of senior unsecured convertible debentures to YA II PN, Ltd. (the “Convertible Debentures”), consisting of $30.0 million funded on September 22, 2025, $20.0 million funded on December 16, 2025, and $15.0 million funded on December 30, 2025. The Convertible Debentures bear interest at 7.0% per annum, require monthly installment payments of principal and interest, and permit the Company to satisfy installment payments in cash, through conversions into shares of the Company’s common stock, or a combination thereof, subject to the terms of the applicable debentures.
During the three months ended March 31, 2026, the Company used $53.6 million of cash, inclusive of accrued interest and cash payment premiums, to partially extinguish Tranche 1 and fully extinguish Tranches 2 and 3 of the Convertible Debentures. As of March 31, 2026, $5.9 million of principal remained outstanding under Tranche 1. Of this amount,

$1.6 million was subject to a conversion notice delivered by the Investor that had not yet been converted into shares of the Company’s common stock as of March 31, 2026. Tranche 1 matures on March 22, 2027.
Senior Convertible Notes
On February 17, 2026, the Company completed a private offering of $140.0 million aggregate principal amount of Senior Convertible Notes due 2031 (the “Senior Convertible Notes”) in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. In addition, the Company issued an additional $10.0 million aggregate principal amount of Senior Convertible Notes pursuant to the initial purchasers’ option in a transaction that closed on February 27, 2026. The Senior Convertible Notes bear interest at 5.250% per annum, payable in cash semi-annually in arrears on March 1 and September 1 of each year, beginning on September 1, 2026, and mature on March 1, 2031, unless earlier converted, redeemed or repurchased. The Company may redeem for cash all or part of the Senior Convertible Notes, at its option, on or after March 5, 2029. After deducting the 3.25% initial purchasers’ discount, the Company received proceeds of $145.1 million from the issuance of the Senior Convertible Notes.
In connection with the issuance of the Senior Convertible Notes, the Company also entered into capped call transactions with certain option counterparties. The capped call transactions are intended to reduce potential dilution to the Company's common stock upon any conversion of the Senior Convertible Notes, and/or offset any cash payments the Company is required to make in excess of the principal amount upon conversion, with such reduction and/or offset subject to a cap based on the cap price. The Company used $20.5 million of the proceeds from the offering to pay the cost of the capped call transactions.
The Senior Convertible Notes are convertible in certain circumstances and during specified periods, and the Company may settle conversions in cash, shares of the Company’s common stock, or a combination of cash and shares, at its election. The Senior Convertible Notes may be redeemed by the Company on or after March 5, 2029, subject to certain conditions, and holders may require the Company to repurchase the Senior Convertible Notes upon the occurrence of a fundamental change.
Senior Secured Convertible Debentures
On May 18, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company agreed to issue senior secured convertible debentures (the “Senior Secured Convertible Debentures”) in multiple tranches with an aggregate principal amount of up to $75.0 million.
The initial tranche of $42.0 million will be funded at closing and net proceeds are expected to be $39.6 million after deductions for an original issue discount and origination fees. The Senior Secured Convertible Debentures are secured by assets of the Company, Energy Vault, Inc. and the Company’s Swiss and Australian subsidiaries.
The Senior Secured Convertible Debentures were issued at 95% of par, bear interest at 7.5% per annum (18.0% upon an uncured event of default), and mature on May 17, 2027. Beginning on September 18, 2026 and monthly thereafter (each, a “Payment Date”), approximate scheduled installments of principal and accrued interest are due as follows (per $10.0 million of original principal): $1.2 million on the first Payment Date, $1.2 million on each of the next 3 Payment Dates, $1.1 million on each of the next 4 Payment Dates, and $1.1 million at maturity. For the initial tranche, the floor price is $1.19 per share.
For each installment, the Company may (i) pay cash, (ii), if certain conditions are satisfied, elect to allow the Investor to convert the unpaid installment at a price equal to 97% of the lowest daily VWAP during the four consecutive trading days immediately preceding the conversion date, or (iii) satisfy the installment through a combination of cash and conversion.
Cash, Cash Equivalents, and Restricted Cash
Our cash equivalents are highly liquid investments purchased with original or remaining maturities of three months or less.
The following table summarizes our cash, cash equivalents, and restricted cash balances as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$55,243	$58,260
Restricted cash	61,884	45,183
Total cash, cash equivalents, and restricted cash	$117,127	$103,443

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
The following table summarizes restricted cash balances (amounts in thousands):

	March 31, 2026	December 31, 2025
Restricted cash, current portion	$13,505	$4,717
Restricted cash, long-term portion	48,379	40,466
Total restricted cash	$61,884	$45,183

Restricted cash related to debt financing	$10,286	$9,489
Restricted cash related to customer and owned projects	49,147	33,002
Other	2,451	2,692
Total restricted cash	$61,884	$45,183
Contractual Obligations
Our principal commitments as of March 31, 2026 consisted primarily of obligations under debt financing arrangements, operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancellable purchase obligations as of March 31, 2026 totaled approximately $5.0 million, which is all expected to be paid in the next twelve months.
Subsequent to March 31, 2026, the Company made or committed to certain payments in connection with the Mesa Del Sol project, including funding $7.5 million of prepaid development costs to Public Service Company of New Mexico, paying a $10.0 million reservation fee under a production slots reservation agreement, and paying or agreeing to pay certain other nonrefundable fees related to project development and land acquisition rights. The underlying land purchase agreement includes an initial closing requirement for certain tracts by December 18, 2026; however, the Company’s obligation to close remains subject to specified conditions, and the Company may terminate the arrangement without liability in excess of the nonrefundable assignment fee. The production slots reservation agreement does not obligate the Company to purchase the underlying equipment unless the parties execute a separate sales contract.
The following table summarizes the cash maturities of the Company’s debt instruments as of March 31, 2026 (amounts in thousands):

	2026	2027	2028	2029	2030	Thereafter
Debt obligations (1)	$9,005	$3,858	$2,615	$3,228	$3,129	$166,408
__________________
(1) The table reflects contractual principal maturities and does not reflect the balance sheet classification of the Cross Trails Senior Note as current as of March 31, 2026, as described above.
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(53,797)	$(2,730)
Net cash provided by (used in) investing activities	4,707	(7,313)
Net cash provided by financing activities	61,153	27,060
Effects of exchange rate changes on cash	1,621	65
Net increase in cash, cash equivalents, and restricted cash	$13,684	$17,082

Operating Activities
Net cash used in operating activities was $53.8 million for the three months ended March 31, 2026, compared to net cash used in operating activities of $2.7 million for the same period in 2025.
For the three months ended March 31, 2026, net cash used in operating activities reflects a net loss of $32.5 million, adjusted for $16.8 million in non-cash charges, a $59.2 million decrease in operating liabilities, and a $21.0 million decrease in operating assets.
Significant non-cash items include $7.1 million in stock-based compensation expense, $5.2 million in loss on debt extinguishment, and $3.5 million in depreciation, amortization, and accretion expense.
The decrease in operating liabilities was driven by a $67.7 million decrease in accounts payable and accrued expenses, partially offset by an $8.6 million increase in contract liabilities. The decrease in operating assets was driven by a $21.0 million decrease in accounts receivable, a $2.9 million decrease in contract assets, and a $2.7 million decrease in advances to suppliers, partially offset by a $3.0 million increase in prepaid expenses and other current assets and a $2.6 million increase in other assets.
Net cash used in operating activities for the three months ended March 31, 2026 increased compared with the same period in 2025, primarily reflecting higher payments to vendors, including payments that reduced accounts payable and accrued expenses during the period.
Investing Activities
Net cash provided by investing activities was $4.7 million for the three months ended March 31, 2026, compared to net cash used in investing activities of $7.3 million for the same period in 2025.
Net cash provided by investing activities for the three months ended March 31, 2026 consisted of $11.8 million in proceeds from the transfer of the Cross Trails ITC to a third-party buyer, partially offset by $7.1 million used for purchases of property and equipment, primarily related to construction of the SOSA project.
The change from net cash used in investing activities in the prior year period to net cash provided by investing activities in the current year period was driven primarily by the $11.8 million in proceeds from the transfer of the Cross Trails ITC, partially offset by property and equipment expenditures during the period.
Financing Activities
Net cash provided by financing activities was $61.2 million for the three months ended March 31, 2026, compared to net cash provided by financing activities of $27.1 million for the three months ended March 31, 2025.
Cash provided by financing activities for the three months ended March 31, 2026 was primarily attributable to $150.0 million in gross proceeds from the issuance of the Senior Convertible Notes, partially offset by $56.5 million of debt repayments, $20.5 million paid for the capped call transactions, $9.8 million of debt issuance costs related to the Senior Convertible Notes (inclusive of initial purchasers’ discount), and $1.7 million of taxes paid related to the net share settlement of RSUs.
The increase in cash provided by financing activities for the three months ended March 31, 2026, compared to the same period in 2025, was driven primarily by higher proceeds from debt financings, partially offset by higher debt repayments and payments related to the capped call transactions entered into in connection with the issuance of the Senior Convertible Notes.
Non-GAAP Financial Measures
To complement our consolidated statements of operations and comprehensive loss, we use non-GAAP financial measures of adjusted gross profit, adjusted gross margin, adjusted S&M expenses, adjusted R&D expenses, adjusted G&A expenses, adjusted operating expenses, adjusted net loss, and adjusted EBITDA. Management believes that these non-GAAP financial measures complement our GAAP amounts and such measures are useful to securities analysts and investors to evaluate our ongoing results of operations when considered alongside our GAAP measures. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to other measures of financial performance calculated in accordance with GAAP. These non-GAAP measures and their reconciliation to GAAP financial measures are shown below.
The following table provides a reconciliation from GAAP gross profit to non-GAAP adjusted gross profit (amounts in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025
Revenue	$21,879	$8,534
Cost of revenue	17,091	3,658
Gross profit (GAAP)	4,788	4,876
Gross margin (GAAP)	21.9%	57.1%
Non-GAAP adjustment:
Add: depreciation and amortization	1,323	—
Adjusted gross profit (non-GAAP)	$6,111	$4,876
Adjusted gross margin (non-GAAP)	27.9%	57.1%
The following table provides a reconciliation from GAAP S&M expenses to non-GAAP adjusted S&M expenses (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
S&M expenses (GAAP)	$2,910	$4,145
Non-GAAP adjustments:
Less: stock-based compensation expense	688	1,045
Adjusted S&M expenses (non-GAAP)	$2,222	$3,100
The following table provides a reconciliation from GAAP R&D expenses to non-GAAP adjusted R&D expenses (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
R&D expenses (GAAP)	$2,590	$3,824
Non-GAAP adjustments:
Less: stock-based compensation expense	964	1,368
Adjusted R&D expenses (non-GAAP)	$1,626	$2,456
The following table provides a reconciliation from GAAP G&A expenses to non-GAAP adjusted G&A expenses (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
G&A expenses (GAAP)	$21,241	$17,506
Non-GAAP adjustments:
Less: stock-based compensation expense	5,401	6,863
Adjusted G&A expenses (non-GAAP)	$15,840	$10,643
The following table provides a reconciliation from GAAP operating expenses to non-GAAP operating expenses (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses (GAAP)	$28,989	$25,769
Non-GAAP adjustments:
Less: depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	2,223	305
Less: stock-based compensation expense	7,053	9,276
Less: provision for (benefit from) credit losses	25	(11)
Adjusted operating expenses (non-GAAP)	$19,688	$16,199

The following table provides a reconciliation from net loss attributable to Energy Vault Holdings, Inc. to non-GAAP adjusted net loss, (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(32,485)	$(21,136)
Non-GAAP adjustments:	—
Stock-based compensation expense	7,053	9,276
Provision for (benefit from) credit losses	25	(11)
Change in fair value of financial instruments carried at fair value	134	—
Loss on debt extinguishment	5,191	—
Net loss attributable to non-controlling interest	—	(38)
Foreign exchange losses	61	133
Adjusted net loss (non-GAAP)	$(20,021)	$(11,776)
The following table provides a reconciliation from net loss attributable to Energy Vault Holdings, Inc. to non-GAAP adjusted EBITDA, with net loss attributable to Energy Vault Holdings, Inc. being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(32,485)	$(21,136)
Non-GAAP adjustments:
Interest expense	3,466	95
Interest income	(568)	(315)
Provision for income taxes	1	383
Depreciation, amortization, and accretion	3,546	305
Stock-based compensation expense	7,053	9,276
Provision for (benefit from) credit losses	25	(11)
Change in fair value of financial instruments carried at fair value	134	—
Loss on debt extinguishment	5,191	—
Net loss attributable to non-controlling interest	—	(38)
Foreign exchange losses	61	133
Adjusted EBITDA (non-GAAP)	$(13,576)	$(11,308)
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
There have not been any changes to our critical accounting policies and estimates as compared to those disclosed under the caption Critical Accounting Estimates in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Annual Report on Form 10-K filed with the SEC on March 18, 2026.
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
Commodity Price Risk
We are subject to risk from fluctuating market prices of certain commodity raw materials, including cement, steel, aluminum, and lithium, that are used in the components that we purchase from our suppliers and then as inputs to our products. Prices of these raw materials may be affected by supply restrictions, logistics costs, and other market factors from time to time. We do not enter into hedging arrangements to mitigate commodity risk. Significant price changes for these raw materials could reduce our operating margins if suppliers increase component prices and we are unable to recover such increases from our customers and could harm our business, financial condition, and results of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our results of operations and financial condition are subject to various risks and uncertainties as disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), filed with the Securities and Exchange Commission on March 18, 2026. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A., Risk Factors of our 2025 Form 10-K, which are incorporated herein by reference. You should carefully consider the risks set forth in our 2025 Form 10-K and the following risks, together with all the other information in this report, including our condensed consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially and adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2025 Form 10-K.
The following risk factors below are hereby added to the risk factors disclosed in our 2025 Form 10-K:
Successfully capitalizing on the significant emerging opportunity presented by the power needs of data center and hyperscaler customers, as well as other commercial operations in need of substantial additional power generation, through the co-location of power generation assets depends on our ability to navigate unique operational challenges endemic to reliable, firm power delivery.
The rapid growth of artificial intelligence and hyperscale computing has created an unprecedented demand for large-scale, highly reliable power that existing public grid infrastructure is increasingly unable to satisfy. Data center operators and hyperscalers require power at a scale and reliability standard that traditional utility service providers are increasingly unable to readily accommodate, and interconnection queues, transmission constraints, and equipment procurement delays have made grid-dependent power solutions impractical for many large customers. Additionally, there is immense political and social scrutiny on the large-scale consumption of power and other resources by these customers from public infrastructure.
Our customers may seek to have us serve this demand by providing power directly to data center and hyperscaler tenants from on-site generation assets that we own or in the future may secure, including traditional and renewable energy generation and energy storage assets and facilities co-located with customers’ computing infrastructure. While we believe this model addresses a critical and growing market need, it involves substantial risks that could materially and adversely affect our business, results of operations, and financial condition.
The ability to successfully deliver on-site power generation for customers is in part subject to risks related to commodity pricing volatility and natural gas pipeline transportation and supply issues; equipment procurement and construction timing for natural gas-fired generation units (which have a substantial existing backlog) and solar PV arrays; and battery safety and longevity.
Our decision to deploy generation capacity on an accelerated schedule is subject to equipment availability and procurement timelines, as well as the availability of specialized labor. Additionally, we may be reliant on third-party original equipment manufacturers and other contractors for project delivery, and disruptions or quality control issues could affect our energy availability and cost structure. Moreover, the non-standard nature of our private power systems—where data center and hyperscaler tenants draw power directly from co-located, on-site natural gas and solar generation assets also owned by us—may lead to unforeseen compliance issues or technical incompatibilities with tenants’ computing workloads or future battery storage integration. Any delays or inability to provide on-site power generation to customers may negatively affect our ability to grow our business and may have an adverse impact on our cash flow from operations.
Covenant restrictions in our existing or future debt instruments may limit our flexibility to operate and grow our business, and if we are not able to comply with such covenants or pay amounts when due, our lenders could accelerate our indebtedness, proceed against certain collateral, or exercise other remedies, which could have a material adverse effect on us.
We are party to, and may in the future enter into, debt and other financing instruments that contain operating and financial covenants and other restrictions, and such instruments may also include equity-linked features. These covenants and restrictions, subject to certain exceptions, may limit our ability to, among other things, incur additional indebtedness, pay dividends or make distributions, redeem or repurchase our securities, make certain investments, grant liens on our assets, sell or dispose of material assets, or engage in acquisitions, mergers, or other strategic transactions. As a result, covenant restrictions in our existing or future debt instruments may limit our flexibility to operate and grow our business. In addition, these arrangements may include affirmative covenants that require us to take, or cause to be taken, specific actions by specified dates, and our ability to comply with such covenants depends on our future operating performance and other factors, including events outside of our control.
Complying with these covenants, as well as those that may be contained in any future debt agreements, may limit our ability to finance our future operations or working capital needs or to take advantage of future business opportunities. If we fail to comply with applicable covenants, reporting requirements, or other terms and conditions, and any default is not cured or waived, our lenders could accelerate our indebtedness, proceed against certain collateral, or exercise other remedies. If amounts are accelerated, we may not have sufficient liquidity to repay the obligations when due, and we may not be able to obtain additional financing or refinancing on acceptable terms, or at all. In addition, certain of our debt agreements contain cross‑default and cross‑acceleration provisions. As a result, any default or acceleration under one debt agreement could trigger corresponding defaults or acceleration rights under these other agreements, potentially requiring the Company to immediately repay a substantial portion of its outstanding indebtedness. Any of the foregoing could materially and adversely affect our liquidity, business, results of operations, and financial condition.
Reflecting performance within the ERCOT market since operations commenced at the Cross Trails BESS Project on May 31, 2025, we have not satisfied the current minimum Cross Trails Senior Note debt service coverage ratio under the covenant calculation for the quarter ended March 31, 2026. Under the terms of the Cross Trails Senior Note, the applicable reporting period has not yet occurred; the delivery date for the financial statements for the quarter ended March 31, 2026 is June 29, 2026. Also, the lender has informed us that an event of default has not occurred as of the date of this Quarterly Report. We intend to work with the lender between now and the delivery date to remedy this issue through a series of options, including but not limited to the receipt of waivers, project equity investments, and/or partial or full repayment in the appropriate time frame. However, there can be no assurance that any such remedies, including waivers or amendments, will be successful or will be obtained on acceptable terms or at all.
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
Item 1.01 Entry into a Material Definitive Agreement
On May 18, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company agreed to issue senior secured convertible debentures (the “Senior Secured Convertible Debentures”) in multiple tranches with an aggregate principal amount of up to $75.0 million.
The initial tranche of $42.0 million will be funded at closing and net proceeds are expected to be $39.6 million after deductions for an original issue discount and origination fees. The Senior Secured Convertible Debentures are secured by assets of the Company, Energy Vault, Inc. and the Company’s Swiss and Australian subsidiaries.
The Senior Secured Convertible Debentures were issued at 95% of par, bear interest at 7.5% per annum (18.0% upon an uncured event of default), and mature on May 17, 2027. Beginning on September 18, 2026 and monthly thereafter (each, a “Payment Date”), approximate scheduled installments of principal and accrued interest are due as follows (per $10.0 million of original principal): $1.2 million on the first Payment Date, $1.2 million on each of the next three Payment Dates, $1.1 million on each of the next four Payment Dates, and $1.1 million at maturity. For the initial tranche, the floor price is $1.19 per share.
For each installment, the Company may (i) pay cash, (ii), if certain conditions are satisfied, elect to allow the Investor to convert the unpaid installment at a price equal to 97% of the lowest daily VWAP during the four consecutive trading days immediately preceding the conversion date, or (iii) satisfy the installment through a combination of cash and conversion. Investor conversions are subject to a beneficial ownership limit of 4.99% of the Company’s common stock and to a limit of

19.99% of the Company’s outstanding common stock as of closing unless stockholder approval to exceed such cap is obtained in accordance with the rules and regulations of the NYSE (the “Exchange Cap”). Pursuant to the Exchange Cap, the Senior Secured Convertible Debentures are convertible for a maximum of 33,251,333 shares of common stock.
An “Amortization Event” includes, among other things, (i) the Company’s common stock trading below the Floor Price for 5 of 7 consecutive trading days, (ii) issuance of more than 99% of the shares available under the Exchange Cap without stockholder approval, or (iii) from any time after the six-month anniversary of the issuance of the Senior Secured Convertible Debentures, the Investor is unable to sell its shares pursuant to Rule 144. While an Amortization Event is in effect, the monthly installment must be paid in cash and the installment amount may increase to the greater of the scheduled amount and 20.0% of then-outstanding principal.
The Purchase Agreement includes customary covenants and restrictions, including a prohibition on certain variable-rate transactions while amounts may be or are outstanding, limitations on additional indebtedness and liens subject to agreed exceptions (including specified project-level indebtedness for subsidiaries such as Calistoga and Cross Trails and certain refinancings), and limitations on the Company’s use of equity lines without Investor consent. The Company’s obligations under the Senior Secured Convertible Debentures are guaranteed by Energy Vault, Inc., Energy Vault Pty Ltd and Energy Vault SA. The Investor agreed not to engage in short sales of the Company’s equity, but may sell shares corresponding to submitted conversions. Net proceeds are expected to be used to fund, directly or indirectly, general working capital, development, construction and/or investment in energy storage projects and general corporate and administrative expenses.
The Senior Secured Convertible Debentures and related definitive agreements are governed by New York law. The Senior Secured Convertible Debentures and the shares of Common Stock issuable upon conversion thereof have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and were offered and sold in a private placement in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D thereunder. The Investor represented that it is an accredited investor.
In connection to the foregoing, also on May 18, 2026, the Company and Investor agreed with respect to that Securities Purchase Agreement, by and among the Company and Investor, dated as of September 22, 2025 (as amended, the “2025 SPA”) that, among other things, Investor waives compliance with certain of the covenants, agreements, obligations and restrictions imposed on the Company pursuant to Article 4 of the 2025 SPA.
The foregoing description of the Purchase Agreement and the forms of Senior Secured Convertible Debentures does not purport to be complete and is qualified in its entirety by reference to the full text of each such agreement, which are attached to this Quarterly Report on Form 10-Q as Exhibits 10.15, 4.1 and 4.2, respectively, and incorporated herein by reference.
Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
The information contained in Item 1.01 with respect to the Senior Secured Convertible Debentures is incorporated herein by reference.
Item 3.02 Unregistered Sales of Equity Securities.
The disclosure set forth above in Item 1.01 relating to the issuance of any shares to be issued in connection with a conversion of the Senior Secured Convertible Debentures and relating to the issuance of the Senior Secured Convertible Debentures, is incorporated by reference herein in its entirety.
The issuance of the Senior Secured Convertible Debentures pursuant to the Purchase Agreement was made in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of any offer to buy the securities discussed herein, nor shall there be any offer, solicitation, or sale of the securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
4.1**	Form of AR Senior Convertible Debenture, dated May 18, 2026, by and between Energy Vault Holdings, Inc. and YA II PN, LTD.
4.2**	Form of LC Senior Convertible Debentures, dated May 18, 2026, by and between Energy Vault Holdings, Inc. and YA II PN, LTD.
10.1	Note Purchase Agreement, dated April 4, 2025, by and between Calistoga Resiliency Center, LLC and Eagle Point Credit Management, LLC	10-Q	001-39982	10.4	May 13, 2025
10.2	Equity Purchase Agreement, dated March 31, 2025, by and between Energy Vault Holdings, Inc. and Hudson Global Ventures, LLC	10-Q	001-39982	10.5	May 13, 2025
10.3	Form of Credit Agreement, dated May 12, 2025, by and between Energy Vault Holdings, Inc. and Crescent Cove Opportunity Lending, LLC	10-Q	001-39982	10.6	May 13, 2025
10.4	Equity Purchase Agreement, dated August 6, 2025, by and between Energy Vault Holdings, Inc. and Helena Global Investment Opportunities I LTD	10-Q	001-39982	10.4	August 8, 2025
10.5	Credit Agreement, dated as of July 23, 2025, by and among Cross Trails Energy Storage Project, LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, and each of the lenders party thereto	8-K	001-39982	10.1	July 28, 2025
10.6	Standard Merchant Cash Advance Agreement, dated August 28, 2025, by and between Energy Vault Holdings, Inc., Energy Vault Inc., and Cedar Advance LLC.	10-Q	001-39982	10.6	November 10, 2025
10.7	Securities Purchase Agreement, dated September 22, 2025, between Energy Vault Holdings, Inc. and YA II PN, LTD.	10-Q	001-39982	10.7	November 10, 2025
10.8	Registration Rights Agreement, dated September 22, 2025, between Energy Vault Holdings, Inc. and YA II PN, LTD.	10-Q	001-39982	10.8	November 10, 2025
10.9	Tax Credit Purchase Agreement, dated July 18, 2025, by and between Calistoga Resiliency Center, LLC, Calistoga Resiliency Center HoldCo, and Vitol Inc.	10-Q	001-39982	10.9	November 10, 2025
10.10	Amended and Restated Limited Liability Company Agreement of Asset Vault, LLC, dated October 9, 2025	10-Q	001-39982	10.10	November 10, 2025
10.11	Contribution and Purchase Agreement, by and among Energy Vault, Inc., OIC Structure Equity Fund I, L.P., OIC Structured Equity Fund I AUS, L.P., OIC Structured Equity Fund I GPFA, L.P. and Asset Vault, LLC	10-Q	001-39982	10.11	November 10, 2025
10.12**	Non-Employee Director Compensation Policy, as amended

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
10.13**	Retention Bonus Agreement by and between Energy Vault Holdings, Inc. and Robert Piconi, dated as of September 10, 2025
10.14**	Retention Bonus Agreement by and between Energy Vault Holdings, Inc. and Robert Piconi, dated as of December 16, 2025
10.15**	Securities Purchase Agreement, dated May 18, 2026, by and between Energy Vault Holdings, Inc. and YA II PN, LTD.
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Energy Vault Holdings, Inc.

Date: May 18, 2026	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2026	By:	/s/ Michael Beer
Name: Michael Beer
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)