Form 10-Q
period 2026-06-30
Energy Vault Holdings, Inc.
filed 2026-08-11
CIK 1828536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The registrant had 181,839,570 shares of common stock, par value $0.0001 per share, outstanding as of August 6, 2026.

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
•our ability to obtain funding for our operations and future growth;
•our awards, bookings, backlog and developed pipeline equating to future revenue;
•our ability to successfully provide AI power infrastructure and secure additional AI power infrastructure work;
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

Part I-Financial Information
Item 1. Financial Statements
ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Balance Sheets
(Unaudited) (In thousands except par value)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$93,043	$58,260
Restricted cash, current portion	14,309	4,717
Accounts receivable, net of allowance for credit losses of $1,251 and $1,236 as of June 30, 2026 and December 31, 2025, respectively	7,235	25,938
Contract assets, net of allowance for credit losses of $25,163 and $25,101 as of June 30, 2026 and December 31, 2025, respectively	15,065	20,631
Inventory	366	139
Advances to suppliers	30,104	6,318
Property and equipment held for sale	6,178	—
Prepaid expenses and other current assets	15,249	5,067
Total current assets	181,549	121,070
Property and equipment, net	96,133	96,064
Intangible assets, net	7,195	8,277
Operating lease right-of-use assets, net	2,024	2,242
Investments, long-term portion	1,336	3,366
Restricted cash, long-term portion	40,669	40,466
Deferred income taxes, net	28,467	40,508
Other assets	13,153	883
Total Assets	$370,526	$312,876
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$14,988	$30,838
Accrued expenses	27,824	70,389
Debt, current portion (including $70,448 and $50,250 measured at fair value as of June 30, 2026 and December 31, 2025, respectively)	77,978	56,628
Contract liabilities	29,726	6,610
Other current liabilities	1,683	552
Total current liabilities	152,199	165,017
Long-term debt (including $7,318 and $16,427 measured at fair value as of June 30, 2026 and December 31, 2025, respectively)	165,036	37,970
Warrant liabilities	13,500	15,050
Deferred pension obligation	1,914	1,837
Other long-term liabilities	5,269	4,386
Total liabilities	337,918	224,260
Commitments and contingencies
Mezzanine Equity
Redeemable non-controlling interest	25,751	21,156
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000 shares authorized, none issued	—	—
Common stock, $0.0001 par value; 500,000 shares authorized, 179,940 and 168,969 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	18	17
Additional paid-in capital	557,315	555,873
Accumulated deficit	(549,610)	(487,433)
Accumulated other comprehensive loss	(835)	(966)
Non-controlling interest	(31)	(31)
Total stockholders’ equity	6,857	67,460
Total Liabilities, Mezzanine Equity, and Stockholders’ Equity	$370,526	$312,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$17,369	$8,512	$39,248	$17,046
Cost of revenue	11,993	5,996	29,084	9,654
Gross profit	5,376	2,516	10,164	7,392
Operating expenses:
Sales and marketing	2,865	3,161	5,775	7,306
Research and development	2,546	4,074	5,136	7,898
General and administrative	22,653	19,113	43,894	36,619
Provision for credit losses	52	3,843	77	3,832
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	1,919	473	4,142	778
Total operating expenses	30,035	30,664	59,024	56,433
Loss from operations	(24,659)	(28,148)	(48,860)	(49,041)
Other income (expense):
Interest expense	(4,192)	(2,516)	(7,658)	(2,611)
Interest income	704	312	1,272	627
Change in fair value of financial instruments carried at fair value	1,489	—	1,355	—
Other expense, net	(2,179)	(2,507)	(7,430)	(2,625)
Loss before income taxes	(28,837)	(32,859)	(61,321)	(53,650)
Provision for income taxes	855	2,073	856	2,456
Net loss	(29,692)	(34,932)	(62,177)	(56,106)
Net loss attributable to non-controlling interest	—	(5)	—	(43)
Net loss attributable to Energy Vault Holdings, Inc.	$(29,692)	$(34,927)	$(62,177)	$(56,063)

Net loss per share attributable to common stockholders — basic	$(0.17)	$(0.22)	$(0.37)	$(0.36)
Net loss per share attributable to common stockholders — diluted	$(0.18)	$(0.22)	$(0.38)	$(0.36)
Weighted average shares outstanding — basic	178,103	156,911	175,002	155,326
Weighted average shares outstanding — diluted	178,394	156,911	175,147	155,326

Other comprehensive income (loss) — net of tax
Actuarial gain (loss) on pension	$62	$(276)	$(54)	$235
Foreign currency translation gain (loss)	(261)	(259)	185	(239)
Total other comprehensive income (loss) attributable to Energy Vault Holdings, Inc.	(199)	(535)	131	(4)
Total comprehensive loss attributable to Energy Vault Holdings, Inc.	$(29,891)	$(35,462)	$(62,046)	$(56,067)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited) (In thousands)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest (“NCI”)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2026	174,147	$17	$551,026	$(519,918)	$(636)	$(31)	$30,458
Exercise of stock options	525	—	942	—	—	—	942
Exercise of warrants	515	1	—	—	—	—	1
Stock-based compensation	—	—	4,366	—	—	—	4,366
Vesting of restricted stock units (“RSUs”)	3,700	—	(1,672)	—	—	—	(1,672)
Shares issued per Convertible Debentures	332	—	1,317	—	—	—	1,317
Shares issued under the at-the-market (“ATM”) program, net of issuance costs	721	—	3,769	—	—	—	3,769
Paid-in-kind (“PIK”) distributions to redeemable non-controlling interest (“Redeemable NCI”)	—	—	(1,096)	—	—	—	(1,096)
Accretion of Redeemable NCI	—	—	(1,337)	—	—	—	(1,337)
Net loss	—	—	—	(29,692)	—	—	(29,692)
Actuarial gain on pension	—	—	—	—	62	—	62
Foreign currency translation loss	—	—	—	—	(261)	—	(261)
Balance at June 30, 2026	179,940	$18	$557,315	$(549,610)	$(835)	$(31)	$6,857

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2025	154,243	$15	$521,322	$(404,958)	$(1,365)	$(101)	$114,913
Exercise of stock options	3	—	2	—	—	—	2
Stock-based compensation	—	—	8,984	—	—	—	8,984
Vesting of RSUs	4,141	1	—	—	—	—	1
Shares issued per equity purchase agreement	2,302	—	1,866	—	—	—	1,866
Net loss	—	—	—	(34,927)	—	(5)	(34,932)
Actuarial loss on pension	—	—	—	—	(276)	—	(276)
Foreign currency translation loss	—	—	—	—	(259)	—	(259)
Reallocation of NCI due to forfeiture	—	—	(79)	—	—	79	—
Balance at June 30, 2025	160,689	$16	$532,095	$(439,885)	$(1,900)	$(27)	$90,299

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Continued)
(Unaudited) (In thousands)

	Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	168,969	$17	$555,873	$(487,433)	$(966)	$(31)	$67,460
Exercise of stock options	568	—	976	—	—	—	976
Exercise of warrants	855	1	—	—	—	—	1
Stock-based compensation	—	—	11,419	—	—	—	11,419
Vesting of RSUs	5,841	—	(3,421)	—	—	—	(3,421)
Shares issued per Convertible Debentures	2,986	—	13,754	—	—	—	13,754
Shares issued under the ATM program, net of issuance costs	721	—	3,769	—	—	—	3,769
Purchase of capped calls	—	—	(20,460)	—	—	—	(20,460)
PIK distributions to Redeemable NCI	—	—	(2,172)	—	—	—	(2,172)
Accretion of Redeemable NCI	—	—	(2,423)	—	—	—	(2,423)
Net loss	—	—	—	(62,177)	—	—	(62,177)
Actuarial loss on pension	—	—	—	—	(54)	—	(54)
Foreign currency translation gain	—	—	—	—	185	—	185
Balance at June 30, 2026	179,940	$18	$557,315	$(549,610)	$(835)	$(31)	$6,857

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	153,206	$15	$512,022	$(383,822)	$(1,896)	$(63)	$126,256
Exercise of stock options	3	—	2	—	—	—	2
Stock-based compensation	—	—	18,260	—	—	—	18,260
Vesting of RSUs	5,178	1	—	—	—	—	1
Shares issued per equity purchase agreement	2,302	—	1,866	—	—	—	1,866
Short-swing profit recovery	—	—	24	—	—	—	24
Net loss	—	—	—	(56,063)	—	(43)	(56,106)
Actuarial gain on pension	—	—	—	—	235	—	235
Foreign currency translation gain	—	—	—	—	(239)	—	(239)
Reallocation of NCI due to forfeiture	—	—	(79)	—	—	79	—
Balance at June 30, 2025	160,689	$16	$532,095	$(439,885)	$(1,900)	$(27)	$90,299
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(62,177)	$(56,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	6,786	778
Non-cash debt and financing costs	1,912	1,380
Loss on debt extinguishment	5,370	1,412
Non-cash interest income	—	(364)
Stock-based compensation	11,419	18,260
Provision for credit losses	77	3,832
Change in fair value of financial instruments carried at fair value	(1,355)	—
Impairment of equity securities	2,030	—
Non-cash expenses related to equity purchase agreement	—	667
Deferred income taxes	276	—
Foreign exchange losses (gains)	(12)	349
Change in operating assets and liabilities
Accounts receivable	18,592	10,190
Inventory	(234)	—
Contract assets	6,049	(931)
Prepaid expenses and other current assets	(10,190)	(1,944)
Advances to suppliers	(16,135)	(18,104)
Other assets	(12,949)	717
Accounts payable and accrued expenses	(59,050)	(3,296)
Contract liabilities	23,312	56,072
Other current liabilities	1,165	—
Other long-term liabilities	753	(283)
Net cash provided by (used in) operating activities	(84,361)	12,629
Cash Flows From Investing Activities
Purchase of property and equipment	(16,206)	(15,194)
Investment in note receivable	—	(2,142)
Investment tax credit proceeds	11,765	—
Net cash used in investing activities	(4,441)	(17,336)

ENERGY VAULT HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Financing Activities
Proceeds from issuance of debt	224,093	63,794
Repayment of debt	(59,565)	(27,826)
Payment of debt issuance costs	(9,835)	(5,409)
Purchase of capped calls	(20,460)	—
Proceeds from insurance premium financings	—	1,665
Repayment of insurance premium financings	(438)	(1,225)
Proceeds from issuance of stock	3,923	1,199
Payment of equity issuance costs	(123)	—
Short-swing profit recovery	—	24
Proceeds from exercise of stock options	976	2
Payment of finance lease obligations	(26)	(84)
Payment of taxes related to net settlement of equity awards	(3,421)	—
Net cash provided by financing activities	135,124	32,140
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,744)	593
Net increase in cash, cash equivalents, and restricted cash	44,578	28,026
Cash, cash equivalents, and restricted cash – beginning of the period	103,443	30,073
Cash, cash equivalents, and restricted cash – end of the period	148,021	58,099
Less: restricted cash at end of period	54,978	36,683
Cash and cash equivalents - end of period	$93,043	$21,416

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$42	$396
Cash paid for interest	3,310	476
Supplemental Disclosures of Non-Cash Investing and Financing Information:
Actuarial gain (loss) on pension	(54)	235
Property and equipment financed through accounts payable and accrued expenses	—	11,493
Assets acquired on finance lease	—	87
Debt issuance costs incurred but unpaid	842	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS
Energy Vault Holdings, Inc., which together with its subsidiaries is referred to herein as “Energy Vault” or the “Company,” is an integrated global energy infrastructure platform that builds, owns and operates flexible, reliable energy systems designed to accelerate time-to-power for utilities, independent power producers, industrial customers and the artificial intelligence and data center market. At the core of our platform is a technology-agnostic, software-enabled architecture that is designed to accelerate project delivery, optimize performance and drive faster time-to-revenue. Energy Vault’s integrated solutions combine energy storage, generation, and advanced energy management to deliver scalable infrastructure tailored to customer needs. Our portfolio spans short-, long-, and multi-day duration storage, engineered to enable reliability, flexibility and cost efficiency across applications.
Through this integrated model, we offer utilities, independent power producers, and large energy users solutions that may include standalone energy storage, integrated generation and storage configurations, and related power infrastructure. We manage projects across the lifecycle, from sourcing and development through permitting and interconnection, engineering and construction management, commissioning, and operations, and we provide software-enabled monitoring, controls, and services intended to support asset availability, operational efficiency, and lifecycle performance.
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
These unaudited interim condensed consolidated financial statements, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2026, results of operations and comprehensive loss and stockholders’ equity activities for the three and six months ended June 30, 2026, and cash flows for the six months ended June 30, 2026. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any interim period or for any other future year.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Use of Estimates
The preparation of the condensed consolidated financial statements, in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. The Company evaluates its assumptions on an ongoing basis. The Company’s management believes that the estimates, judgment, and assumptions used are reasonable based upon information available at the time they are made. Estimates made by management include, among others, revenue recognition, debt measured at fair value, provision for credit losses, warranty accruals, warrant liabilities, and stock-based compensation. Due to the inherent uncertainty involved in making assumptions and estimates, changes in circumstances could result in actual results differing from those estimates, and such differences could be material to the Company’s consolidated financial condition and results of operations.
Liquidity
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business.
Since our inception in October 2017, we have incurred significant net losses and have used significant cash in our business. As of June 30, 2026 and December 31, 2025, we had accumulated deficits of $549.6 million and $487.4 million, respectively, and net losses of $62.2 million and $56.1 million for the six months ended June 30, 2026 and 2025, respectively. We anticipate that we will incur net losses for the foreseeable future and there is no guarantee that we will achieve or maintain profitability.
Management believes that its cash and cash equivalents on hand as of the filing date of this Quarterly Report will be sufficient to fund the Company’s operating activities and meet its obligations as they become due for at least the next twelve months.
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
The following table summarizes restricted cash balances (amounts in thousands):

	June 30, 2026	December 31, 2025
Restricted cash, current portion	$14,309	$4,717
Restricted cash, long-term portion	40,669	40,466
Total restricted cash	$54,978	$45,183

Restricted cash related to debt financing	$10,264	$9,489
Restricted cash related to customer and owned projects	42,355	33,002
Other	2,359	2,692
Total restricted cash	$54,978	$45,183
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
As of June 30, 2026, three customers accounted for 56%, 16%, and 12% of accounts receivable, respectively. As of December 31, 2025, one customer accounted for 93% of accounts receivable.
Revenue from three customers accounted for 41%, 21%, and 21% of total revenue, respectively, for the three months ended June 30, 2026 and revenue from three customers accounted for 54%, 22%, and 10% of total revenue, respectively, for the six months ended June 30, 2026.
Revenue from three customers accounted for 50%, 31%, and 10% of total revenue, respectively, for the three months ended June 30, 2025 and revenue from three customers accounted for 52%, 19%, and 15% of total revenue, respectively, for the six months ended June 30, 2025.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 of the notes to the consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 18, 2026. There have not been any significant changes to these policies other than as described below during the six months ended June 30, 2026.
Capitalized Software Development Costs
Effective January 1, 2026, due to a change in facts and circumstances, the Company began accounting for its capitalized software development costs using Accounting Standards Codification (“ASC”) ASC 350-40, Internal-Use Software (“ASC 350-40”), rather than ASC 985-20, Costs of Software to Be Sold, Leased, or Marketed (“ASC 985-20”). The Company originally applied ASC 985-20 because it initially intended to allow customers to take possession of the software. The Company no longer offers the software in a manner that permits customers to take possession and instead uses the software solely in hosted software-as-a-service arrangements and in its own operations, including Company-owned energy storage systems. As a result, the Company concluded that ASC 350-40 is the appropriate accounting model beginning January 1, 2026 and applied the change prospectively. Immediately prior to the change, the Company performed an impairment assessment of its capitalized software costs as of December 31, 2025 under ASC 985-20 and determined that no impairment was required. The remaining carrying value was reclassified to internal-use software on January 1, 2026. The change in applicable accounting model had no impact on the Company’s condensed consolidated financial statements.
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU addresses the complexity and cost associated with estimating expected credit losses for current accounts receivable and current contract assets that arise from revenue contracts under ASC 606. The main provision applicable to all entities is a new practical expedient which, if elected, permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts. The Company elected the practical expedient on January 1, 2026 and the adoption of this standard did not have a material impact on the Company’s consolidated balance sheets, results of operations and comprehensive loss, or cash flows.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
NOTE 3. REVENUE RECOGNITION
The Company recognized revenue for the product and service categories as follows for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sale of energy storage products	$14,696	$7,711	$34,406	$12,602
Tolling and power purchase agreement (“PPA”) revenue (1)	2,026	390	3,554	390
Operation and maintenance services	445	277	889	553
Software licensing	187	120	369	232
Intellectual property (“IP”) licensing	15	14	30	3,269
Total revenue	$17,369	$8,512	$39,248	$17,046
__________________
(1) Revenue from the arrangement accounted for as an operating lease was $1.1 million and $1.6 million for the three and six months ended June 30, 2026, respectively, and was $0.4 million for each of the three and six months ended June 30, 2025.
Remaining Performance Obligations
Remaining performance obligations represent the amount of unearned transaction price for contracts accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”). As of June 30, 2026, the amount of the Company’s remaining performance obligations was $362.0 million, of which approximately 77% related to domestic projects and approximately 23% related to international projects. The Company expects to recognize approximately 87% of the remaining performance obligations as revenue over the next 12 months and the remainder more than 12 months from June 30, 2026.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers accounted for under ASC 606 (amounts in thousands):

	June 30, 2026	December 31, 2025
Refundable contribution	$25,000	$25,000
Unbilled receivables	15,228	20,732
Less allowance for credit losses	(25,163)	(25,101)
Contract assets, net of allowance for credit losses	$15,065	$20,631

Contract liabilities	$29,726	$6,610
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
Contract liabilities consist of deferred revenue. Under certain contracts, the Company may be entitled to invoice the customer and receive payments in advance of performing the related contract work. In those instances, the Company recognizes a liability for advance billings in excess of revenue recognized, which is referred to as deferred revenue. Deferred revenue is not considered to be a significant financing component because it is generally used to meet working capital demands that can be higher in the early stages of a contract. For the three and six months ended June 30, 2026, the Company recognized revenue of $3.3 million and $4.0 million, respectively, related to amounts that were included in the deferred revenue balance as of the beginning of each period. For the three and six months ended June 30, 2025, the Company recognized revenue of $0.1 million and $8.4 million, respectively, related to amounts that were included in the deferred revenue balance as of the beginning of each period.
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
The aggregate remaining Monthly Floor payments as of June 30, 2026 presented in the table below do not reflect potential reductions due to performance-based adjustments that may occur throughout the contract term (amounts in thousands) (1):

2026	2027	2028	2029	2030	Thereafter	Total
$2,394	$4,788	$4,788	$4,788	$4,446	$18,468	$39,672
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4. INVESTMENTS
The following table provides a reconciliation of investments to the Company’s condensed consolidated balance sheets (amounts in thousands):

	June 30, 2026		December 31, 2025
	Current (1)	Long-Term	Current (1)	Long-Term
Investment in equity securities	$—	$1,240	$—	$3,270
Other	332	96	325	96
	$332	$1,336	$325	$3,366
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
For the three and six months ended June 30, 2026, the Company recorded an impairment of $2.0 million related to its investment in KORE equity securities based on updated information received during the quarter, including KORE’s pending merger transaction and the estimated consideration expected to be available to KORE Class A preferred stockholders. The impairment was recorded in other expense, net, in the condensed consolidated statements of operations and comprehensive loss.
The cost basis of the KORE equity securities is $15.0 million, and cumulative impairment recorded as of June 30, 2026 and December 31, 2025 was $13.8 million and $11.7 million, respectively.
NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Activity in the allowance for credit losses was as follows for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Six Months Ended June 30, 2026
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Convertible Note Receivable	Total
Allowance for credit losses, beginning of period	$1,236	$25,101	$11,474	$3,836	$41,647
Provision for credit losses	15	62	—	—	77
Allowance for credit losses, end of period	$1,251	$25,163	$11,474	$3,836	$41,724

	Six Months Ended June 30, 2025
	Accounts Receivable	Contract Assets	Customer Financing Receivable	Other	Total
Allowance for credit losses, beginning of period	$1,211	$25,030	$5,997	$—	$32,238
Provision for (benefit from) credit losses	(9)	2	1,825	2,014	3,832
Allowance for credit losses, end of period	$1,202	$25,032	$7,822	$2,014	$36,070
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For significantly past due receivables, contract assets, or the customer financing receivable, the Company determines specific allowances for these assets.
NOTE 6. RELATED PARTY TRANSACTIONS
During the three and six months ended June 30, 2026, the Company paid $0.2 million and $0.4 million, respectively, in marketing and sales costs to a company owned by an immediate family member of an officer of the Company. During the three and six months ended June 30, 2025, the Company paid $0.2 million and $0.5 million, respectively. At June 30, 2026 and December 31, 2025, the Company had $0.1 million in payables due to this related party.
NOTE 7. PROPERTY AND EQUIPMENT, NET
As of June 30, 2026 and December 31, 2025, property and equipment, net consisted of the following (amounts in thousands):

	June 30, 2026	December 31, 2025
Land	$330	$302
Buildings	774	774
Energy storage systems	50,354	50,354
Commercial demonstration unit (“Snyder CDU”)	32,075	32,075
Machinery and equipment	1,752	12,086
Finance lease right-of-use assets – vehicles	196	200
Furniture and IT equipment	1,636	1,477
Leasehold improvements	136	127
Construction in progress	19,673	8,187
Total property and equipment	106,926	105,582
Less: accumulated depreciation and amortization	(10,793)	(9,518)
Property and equipment, net	$96,133	$96,064
Depreciation and amortization expense related to property and equipment was $2.9 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively, of which $1.0 million and $0, respectively was included in cost of revenue and $1.9 million and $0.2 million, respectively, was included in depreciation, amortization, and accretion in the condensed consolidated statements of operations and comprehensive loss.
Depreciation and amortization expense related to property and equipment was $6.1 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively, of which $2.0 million and $0, respectively, was included in cost of revenue and $4.1 million and $0.4 million, respectively, was included in depreciation, amortization, and accretion in the condensed consolidated statements of operations and comprehensive loss.
The increase in depreciation and amortization expense related to property and equipment primarily reflects depreciation recognized after the Company placed its owned energy storage systems and the Snyder CDU into service in the second half of 2025.
BayWa Project Acquisition
On May 22, 2026, the Company completed an asset acquisition from BayWa r.e. Japan K.K. (“BayWa”) involving a portfolio of development-stage battery energy storage system projects in Japan. The acquired assets primarily included project development rights, grid and interconnection applications and related technical work product, land, and land deposits, and other site-control rights. The total acquisition-date cost was approximately $0.6 million, of which approximately $0.4 million was recognized within property and equipment, primarily as construction in progress and land, and approximately $0.2 million was recognized within prepaid expenses and other current assets for land deposits. The acquisition-date cost was allocated to the acquired assets based on their relative fair values.
The agreement provides for additional payments upon the achievement of specified project development milestones, including ready-to-build status and the earliest occurrence of final investment decision, financial close or a project sale. The aggregate milestone payments are capped at approximately $4.9 million, excluding applicable consumption tax. As of June 30, 2026, no milestone payments had been recognized.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property and Equipment Held for Sale
In April 2026, the Company entered into an agreement with a third-party for the sale, supply, and delivery of machinery and equipment for approximately $10.3 million.
As of June 30, 2026, the sale had not yet been completed because the equipment must be delivered to the buyer. The Company is contracted to deliver the equipment within the 12 months. Accordingly, the net carrying value of the related property and equipment was reclassified from property and equipment, net to property and equipment held for sale on the condensed consolidated balance sheet as of June 30, 2026. The Company will recognize the sale when the applicable criteria for derecognition are met, which is expected to occur upon transfer of control of the equipment to the buyer. The carrying amount of property and equipment held for sale was $6.2 million as of June 30, 2026.
NOTE 8. INTANGIBLE ASSETS, NET
Intangible assets are stated at amortized cost and consist of the following (amounts in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Internal-use software	$8,978	$(1,975)	$7,003	$7,942	$(1,291)	$6,651
Favorable acquired contracts	192	—	192	1,626	—	1,626
	$9,170	$(1,975)	$7,195	$9,568	$(1,291)	$8,277
Once a software application is placed in service, the Company amortizes its internal-use software by software application on a straight-line basis over its estimated economic life. The useful life for the Company’s internal-use software is five years.
During the six months ended June 30, 2026, the Company reclassified $1.4 million from favorable acquired contracts, included in intangible assets, net, to construction in progress, included in property and equipment, net, upon receipt of the related equipment because the favorable contract terms were realized through delivery of that equipment.
For the three and six months ended June 30, 2026, amortization expense from intangible assets was $0.3 million and $0.7 million, respectively, all of which was included in cost of revenue in the condensed consolidated statement of operations and comprehensive loss.
For the three and six months ended June 30, 2025, amortization expense from intangible assets was $0.2 million and $0.4 million, respectively, all of which was included in depreciation, amortization, and accretion in the condensed consolidated statement of operations and comprehensive loss.
Future amortization expense for internal-use software is estimated as follows (amounts in thousands):

Amount
Remainder of 2026	$683
2027	1,367
2028	1,367
2029	1,004
2030	439
Thereafter	—
Subtotal	4,860
Software projects in process	2,143
Total	$7,003

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 9. DEBT
A summary of the Company’s debt is as follows (amounts in thousands):

	June 30, 2026	December 31, 2025
CRC Senior Notes	$14,523	$14,919
Cross Trails Credit Agreement	16,678	17,806
Sale of future receipts	—	3,058
Senior Convertible Notes	150,000	—
Convertible Debentures	83,000	63,800
Total outstanding principal	264,201	99,583
Unamortized discount and issuance costs	(15,953)	(7,862)
Fair value adjustment for Convertible Debentures	(5,234)	2,877
Debt, current portion	(77,978)	(56,628)
Long-term debt	$165,036	$37,970
Interest Expense
The line item, interest expense, on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, consists of the following (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$3,240	$1,208	$5,902	$1,226
Amortization of debt issuance costs	895	661	1,536	704
Amortization of debt discount	54	645	215	676
Interest expense on finance leases	3	2	5	5
Total	$4,192	$2,516	$7,658	$2,611
CRC Senior Notes
On April 4, 2025, Calistoga Resiliency Center, LLC (“CRC”), a subsidiary of the Company, entered into a Note Purchase Agreement, as amended by Amendment No. 1 thereto, dated as of August 4, 2025 (the “CRC Note Purchase Agreement”), with Eagle Point Credit Management, LLC, pursuant to which CRC issued $27.8 million of senior notes (“CRC Senior Notes”). The CRC Senior Notes bear interest at 9.5% per annum and are senior secured obligations of CRC, backed by a first-priority pledge of all CRC assets and equity interests. The CRC Senior Notes include customary affirmative and negative covenants, including minimum cash reserves and a minimum debt service coverage ratio. Principal and interest are payable semi-annually, with installments due each February 28 and August 31, and the CRC Senior Notes mature on April 4, 2032.
On June 26, 2026, CRC, the holders party thereto, and Wilmington Trust National Association, as collateral agent, entered into a Consent, Waiver, and Amendment No. 2 to the CRC Note Purchase Agreement (the “CRC Amendment”). Pursuant to the CRC Amendment, the holders, among other items, (i) consented to a voluntary principal prepayment of the CRC Senior Notes in an aggregate principal amount of approximately $4.1 million, (ii) waived the make-whole amount and related certificate delivery requirements otherwise payable in connection with such prepayment, (iii) consented to the release, withdrawal and transfer of excess reserve amounts for application to such prepayment, (iv) deferred the testing date for the debt service coverage ratio covenant to November 30, 2026, (v) consented to a revised amortization schedule, and (vi) consented to a reduction of the operating reserve requirement.
In connection with the CRC Amendment, the Company agreed to pay an amendment fee of $0.4 million to the holders of the CRC Senior Notes. The Company made the prepayment of principal and accrued interest, and the amendment fee in July 2026. As of June 30, 2026, the $4.1 million principal pre-payment amount was classified as a current liability in the condensed consolidated balance sheet.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company evaluated the amendment under ASC 470-50 and concluded that the July 2026 principal prepayment should be accounted for as a debt modification, as the amended terms were not substantially different from the original terms of the continuing debt.
As of June 30, 2026, CRC was in compliance with all covenants then applicable under the CRC Senior Notes.
Cross Trails Credit Agreement
On July 23, 2025, Cross Trails Energy Storage Project, LLC (“Cross Trails”), a subsidiary of the Company, entered into a credit agreement (the “Cross Trails Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent, and each of the lenders party thereto.
The Cross Trails Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of approximately $17.8 million. The Cross Trails Credit Agreement is structured as a single-draw term loan, with the full amount funded on July 23, 2025. The borrowing bears interest, at the Company’s election, at (i) the alternate base rate (“ABR”) plus 5.00% or (ii) the term secured overnight financing rate (“SOFR”) plus 6.00%. As of June 30, 2026, the Company was utilizing a SOFR of 3.6%, resulting in an interest rate of 9.6%.
Principal and interest are payable semi-annually, with installments due each February 28 and August 31, beginning on February 28, 2026. The Cross Trails Credit Agreement matures on July 23, 2032.
On June 29, 2026, Cross Trails entered into a Waiver, Consent and Amendment No. 1 to the Cross Trails Credit Agreement (the “Cross Trails Consent”) with the lenders. Pursuant to the Cross Trails Consent, the lenders waived any default or event of default under the Cross Trails Credit Agreement arising from Cross Trails’ failure to comply with the debt service coverage ratio requirements for the quarters ended March 31, 2026 and June 30, 2026, and consented to Cross Trails’ application of cash equity contributions from Energy Vault, Inc. in the aggregate amount of $1.2 million, together with a historical revenue credit related to insurance proceeds reasonably expected to be received, to cure the debt service coverage ratio noncompliance.
The amendment also added a prospective equity cure right under which Cross Trails may receive cash equity contributions from the project sponsor or its direct or indirect owners to cure future financial covenant noncompliance, subject to certain limitations. The cure right may be exercised up to four times during the term of the Cross Trails Credit Agreement and once in consecutive fiscal quarters; however, the cure of the March 31, 2026 and June 30, 2026 debt service coverage ratio noncompliance does not count toward the four permitted cure exercises. The amendment provides that the cure right may not be used for the quarter ending September 30, 2026.
As a result of the waiver, consent and amendment, the debt service coverage ratio noncompliance did not result in an event of default or acceleration of amounts outstanding under the Cross Trails Credit Agreement. As of June 30, 2026, the Company classified the outstanding balance under the Cross Trails Credit Agreement based on the contractual payment terms of the amended agreement.
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
The Company did not fully repay the Cedar Arrangement within 60 days of funding, therefore the applicable aggregate amount remitted to Cedar was $6.3 million. As of June 30, 2026, the Company had remitted the full $6.3 million to Cedar, and no amounts remained outstanding.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
repurchased. After deducting the 3.25% initial purchasers’ discount, which was accounted for as debt issuance costs, the Company received net proceeds of $145.1 million from the issuance of the Senior Convertible Notes.
The Senior Convertible Notes are convertible prior to the close of business on the business day immediately preceding September 1, 2030 only upon the occurrence of specified events and during certain periods set forth in the indenture. On or after September 1, 2030, the Senior Convertible Notes are convertible at any time until the close of business on the second trading day immediately preceding the maturity date. The Senior Convertible Notes initially are convertible at a rate of 193.1807 shares of the Company’s common stock per $1,000 principal amount of Senior Convertible Notes, which is equivalent to an initial conversion price of approximately $5.18 per share, subject to customary anti-dilution and other adjustments. Upon conversion, the Company may settle the conversion obligation in cash, shares of common stock, or a combination of cash and shares, at its election. In addition, holders who convert their Senior Convertible Notes in connection with certain make-whole fundamental changes or notices of redemption may be entitled to an increase in the conversion rate, subject to a maximum conversion rate of 246.3054 shares per $1,000 principal amount.
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
As of June 30, 2026, the Senior Convertible Notes had unamortized debt issuance costs of $9.1 million, and the net carrying amount was $140.9 million. For the three and six months ended June 30, 2026, total interest expense from the Senior Convertible Notes was $2.5 million and $3.6 million, respectively, consisting of $2.0 million and $2.9 million, respectively, of contractual interest and $0.5 million and $0.7 million, respectively, of amortization of debt issuance costs. The effective interest rate for the Senior Convertible Notes is 6.9%.
Convertible Debentures (collectively, the 2025 and 2026 Debentures)
2025 Debentures
On September 22, 2025, the Company entered into a securities purchase agreement (“2025 Securities Purchase Agreement”) with YA II PN, Ltd. (the “Investor”), pursuant to which the Company agreed to issue senior unsecured convertible debentures in multiple tranches (the “2025 Debentures”). On December 30, 2025, the agreement was amended to increase the aggregate principal amount available under the facility from $50.0 million to $65.0 million. The initial tranche of $30.0 million (“Tranche 1”) was funded on September 22, 2025, the second tranche of $20.0 million (“Tranche

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2”) was funded on December 16, 2025, and the third tranche of $15.0 million (“Tranche 3”) was funded on December 30, 2025.
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
Tranche 1 is scheduled to mature on March 22, 2027. Tranche 2 was scheduled to mature on March 22, 2027, and Tranche 3 was scheduled to mature on August 30, 2027. During the six months ended June 30, 2026, the Company partially repaid Tranche 1 and fully repaid Tranches 2 and 3. As of June 30, 2026, $3.0 million of principal remained outstanding under the 2025 Debentures, all of which was subject to conversion notices issued to the Investor that have not yet been exercised.
2026 Debentures
On May 18, 2026, the Company entered into a separate securities purchase agreement (“2026 Securities Purchase Agreement”) with the Investor, pursuant to which the Company issued a senior secured convertible debenture in the original principal amount of $42.0 million. The debenture was issued at 95% of principal, and the Company received net proceeds of $39.5 million after deductions for original issue discount and fees.
On June 29, 2026, the Company entered into an amendment to the 2026 Securities Purchase Agreement with the Investor. The amendment increased the maximum aggregate principal amount of convertible debentures issuable under the 2026 Securities Purchase Agreement from $75.0 million to $150.0 million and provided for the issuance of an amended and restated senior secured convertible debenture in the outstanding principal amount of $80.0 million (the “2026 Debentures”), consisting of the original $42.0 million principal amount issued on May 18, 2026 and an additional principal amount of $38.0 million issued on June 29, 2026.
The additional principal amount was issued at 95% of principal for a purchase price of $36.1 million. After deductions for a structuring fee and legal fee reimbursements, the Company received net proceeds of $34.6 million from the additional principal amount. The 2026 Debentures are secured by assets of the Company, Energy Vault, Inc. and certain of the Company’s subsidiaries.
The 2026 Debentures bear interest at 7.5% per annum, or 18.0% upon an uncured event of default, and mature on July 1, 2027. Under the amended and restated redemption schedule, interest-only installments are due in June and July 2026, and monthly principal installments begin on August 29, 2026.
For each installment, the Company may (i) pay cash, (ii) if certain conditions are satisfied, elect to allow the Investor to convert the unpaid installment into shares of the Company’s common stock at a conversion price equal to 97% of the lowest daily VWAP during the four consecutive trading days immediately preceding the conversion date, subject to a floor price of $1.19 per share for the initial tranche, or (iii) satisfy the installment through a combination of cash and conversion. Investor conversions are subject to a beneficial ownership limit of 4.99% of the Company’s common stock and to a limit of 19.99% of the Company’s outstanding common stock as of closing unless stockholder approval to exceed such cap is obtained in accordance with the rules and regulations of the NYSE.
The 2026 Debentures include certain amortization event provisions. An amortization event includes, among other things, (i) the Company’s common stock trading below the floor price for 5 of 7 consecutive trading days, (ii) issuance of more than 99% of the shares available under the exchange cap without stockholder approval, or (iii) from any time after the six-month anniversary of issuance, the Investor being unable to sell its shares pursuant to Rule 144. While an amortization event is in effect, the monthly installment must be paid in cash and the installment amount may increase to the greater of the scheduled amount and 20.0% of then-outstanding principal.
The 2026 Debentures also include mandatory redemption provisions based on the borrowing base. A mandatory redemption event occurs if the aggregate principal amount outstanding under the 2026 Debentures exceeds the applicable percentage of the borrowing base adjusted amount. Mandatory redemption amounts are required to be paid in cash.
As of June 30, 2026, $80.0 million of principal remained outstanding under the 2026 Debentures.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Fair Value Option for Convertible Debentures
The Company elected the fair value option afforded by ASC 825 with respect to the Convertible Debentures because they include features that meet the definition of embedded derivatives. The Company initially recognized the Convertible Debentures at fair value and subsequently remeasures them at fair value, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss, except for changes attributable to instrument-specific credit risk, if any, that are required to be presented in other comprehensive income. The Convertible Debentures are measured at fair value on a recurring basis and are classified within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs.
The following table presents a rollforward of the fair value of the Convertible Debentures for the periods presented, including issuances, cash settlements, and the components of earnings that impacted the fair value during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Convertible Debentures, beginning balance	$6,235	$—	$66,677	$—
Issuances at fair value	74,093	—	74,093	—
Change in fair value (1)	361	—	195	—
Interest expense (stated interest rate) (2)	434	—	1,031	—
Loss on partial debt extinguishment - cash settlements (3)	24	—	3,832	—
Loss on partial debt extinguishment - installment conversions (3)	155	—	1,538	—
Cash settlements (inclusive of accrued interest and cash payment premium)	(2,219)	—	(55,846)	—
Fair value of common shares issued for installment conversions	(1,317)	—	(13,754)	—
Convertible Debentures, ending balance	$77,766	$—	$77,766	$—
__________________
(1) Recognized within the line item, change in fair value of financial instruments carried at fair value, in the condensed consolidated statement of operations and comprehensive loss.
(2) Recognized within the line item, interest expense, in the condensed consolidated statement of operations and comprehensive loss.
(3) Recognized within the line item, other expense, net, in the condensed consolidated statement of operations and comprehensive loss.
Debt Maturity
The following table summarizes the cash maturities of the Company’s debt instruments as of June 30, 2026 (amounts in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
CRC Senior Notes	$4,122	$535	$668	$810	$950	$7,438	$14,523
Cross Trails Credit Agreement	1,692	2,941	1,541	1,967	1,699	6,838	16,678
Senior Convertible Notes	—	—	—	—	—	150,000	150,000
Convertible Debentures	35,670	47,330	—	—	—	—	83,000
	$41,484	$50,806	$2,209	$2,777	$2,649	$164,276	$264,201

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 10. PENSION
The components of net periodic pension benefit cost for the Company’s defined benefit pension plan were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employer service costs	$108	$95	$214	$182
Interest cost	22	19	43	36
Expected return on plan assets	(54)	(66)	(107)	(125)
Amortization of net prior service credit	10	10	21	19
Amortization of net loss	12	27	24	51
Net periodic benefit cost	$98	$85	$195	$163
NOTE 11. SUPPLEMENTAL BALANCE SHEETS DETAIL

(amounts in thousands)	June 30, 2026	December 31, 2025
Prepaid expenses and other current assets:
Prepaid expenses	$13,058	$3,918
Tax refund receivable	765	813
Project acquisition deposits	1,083	—
Investments, current	332	325
Other	11	11
Total	$15,249	$5,067

Other assets:
Power generation equipment reservation deposit (See Note 20)	$10,000	$—
Deposit for long-term supply agreement	2,850	—
Other	303	883
Total	$13,153	$883

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(amounts in thousands)	June 30, 2026	December 31, 2025
Accrued expenses:
Professional fees	$4,097	$1,487
Accrued project costs	11,991	49,889
Employee costs	5,914	12,321
Insurance premium financings	—	434
Taxes payable	908	4,572
Warranty liabilities	1,013	241
Accrued interest	3,899	1,445
Other	2	—
Total	$27,824	$70,389

Other current liabilities:
Refundable customer deposits	$1,132	$—
Operating leases	515	511
Finance leases	36	41
Total	$1,683	$552

Other long-term liabilities:
Operating leases	$1,351	$1,501
Finance leases	52	75
Deferred SOSA acquisition payment	933	891
Derivative liability - Asset Vault	458	458
Unearned lease revenue - tolling arrangements	371	200
Asset retirement obligation	1,087	1,035
Warranty liabilities	1,017	226
Total	$5,269	$4,386
NOTE 12. REDEEMABLE NON-CONTROLLING INTEREST
On October 9, 2025, Energy Vault, Inc. (“EV Inc.”) and OIC Structured Equity Fund I, L.P. and affiliated funds (collectively, “OIC”) completed the Asset Vault transaction previously described in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Asset Vault is a variable interest entity (“VIE”) for which the Company is the primary beneficiary because the Company has (i) the power to direct the activities that most significantly affect Asset Vault’s economic performance, including project development, financing, and operational decisions, and (ii) the obligation to absorb losses and the right to receive benefits that could potentially be significant to Asset Vault through its ownership of common units and related support arrangements. Accordingly, Asset Vault is consolidated and OIC’s interest is presented as redeemable non-controlling interest in the mezzanine section of the condensed consolidated balance sheets. In connection with the transaction, Asset Vault issued Series A Preferred Units to OIC, which are redeemable pursuant to the terms of Asset Vault’s limited liability company agreement. As of June 30, 2026, management continued to consider redemption of the Series A Preferred Units to be probable and recognized accretion to redemption value for the period using the effective interest method based on the then-estimated redemption value and earliest probable redemption date.
The following table presents, on an aggregated basis, the carrying amounts and classification of the consolidated assets and liabilities of Asset Vault included in the Company’s condensed consolidated balance sheets. The table excludes

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
intercompany balances between Asset Vault and other consolidated subsidiaries of the Company, which are eliminated in consolidation (amounts in thousands):

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$8,562	$8,512
Restricted cash, current portion	8,781	—
Accounts receivable, net	1,024	234
Contract assets	2,111	820
Advances to suppliers	577	577
Prepaid expenses and other current assets	1,567	1,462
Property and equipment, net	73,761	64,786
Intangible assets, net	192	1,626
Operating lease right-of-use assets, net	644	703
Restricted cash, long-term portion	14,593	22,377
Deferred income taxes, net	15,135	27,176
Total assets of Asset Vault	$126,947	$128,273
Liabilities
Accounts payable	$2,953	$2,050
Accrued expenses	8,652	5,861
Debt, current portion	7,530	3,490
Other current liabilities	46	50
Long-term debt	16,848	21,543
Other long-term liabilities	3,411	3,145
Total liabilities of Asset Vault	$39,440	$36,139
Asset Vault is financed in part by redeemable preferred equity units classified in mezzanine equity of $25.8 million and $21.2 million as of June 30, 2026 and December 31, 2025, respectively. This balance is not included in the assets and liabilities table above because it is not a liability under GAAP. Creditors of Asset Vault do not have recourse to the general credit of Energy Vault Holdings, Inc. or its other wholly-owned subsidiaries. The assets of Asset Vault are not available to settle the obligations of the Company’s other subsidiaries. Certain of Asset Vault’s debt obligations are secured by substantially all of the assets of Asset Vault and its project subsidiaries, including project-level cash flows, and are subject to customary covenants and restrictions on distributions.
The following table presents a roll-forward of the redeemable non-controlling interest for the three and six months ended June 30, 2026 (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2026
Redeemable non-controlling interest, balance at beginning of period	$23,318	$21,156
Net income (loss) attributable to redeemable non-controlling interest (1)	—	—
PIK distributions to redeemable non-controlling interest holder	1,096	2,172
Accretion to redemption value (2)	1,337	2,423
Redeemable non-controlling interest, balance at end of period	$25,751	$25,751
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
(2) Accretion represents the increase in the carrying amount of the redeemable non-controlling interest toward its estimated redemption value, calculated using the effective interest method over the period to the earliest probable redemption date. Accretion is recorded as an adjustment to additional paid-

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
in-capital. Although accretion does not affect total net loss, it is treated as a deemed dividend and therefore as an adjustment to net loss attributable to common stockholders for purposes of computing net loss per share.
NOTE 13. WARRANTS
For additional information regarding the OIC Warrants, the Novus Warrants, and the Dorado Goose Warrants, see Note 14 of the notes to the consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 18, 2026.
Roll-Forward of Warrants
The following table presents a roll-forward of the Company’s warrants for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30, 2026
	OIC Warrants	Novus Warrants	Dorado Goose Warrants	Total
Warrants outstanding at beginning of period	5,572	5,167	4,000	14,739
Warrants exercised	—	—	(1,000)	(1,000)
Warrants outstanding at end of period	5,572	5,167	3,000	13,739

	Six Months Ended June 30, 2026
	OIC Warrants	Novus Warrants	Dorado Goose Warrants	Total
Warrants outstanding at beginning of period	5,572	5,167	4,500	15,239
Warrants exercised	—	—	(1,500)	(1,500)
Warrants outstanding at end of period	5,572	5,167	3,000	13,739

	Three and Six Months Ended June 30, 2025
	OIC Warrants	Novus Warrants	Dorado Goose Warrants	Total
Warrants outstanding at beginning and end of period	—	5,167	—	5,167
Roll-Forward of Warrant Liabilities
The following table presents a roll-forward of the Company’s warrant liabilities for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrant liabilities at beginning of period	$15,350	$2	$15,050	$2
Change in fair value (1)	(1,850)	—	(1,550)	—
Warrant liabilities at end of period	$13,500	$2	$13,500	$2
__________________
(1) Recognized within the line item, change in fair value of financial instruments carried at fair value, in the condensed consolidated statements of operations and comprehensive loss.
Fair Value Measurement - Liability Classified Warrants
The Company measures the fair value of the OIC Warrant liability using a Monte Carlo simulation model and the fair value of the Novus Warrant liability using a Black-Scholes option pricing model. These valuation models require significant judgment and the use of unobservable inputs. Accordingly, the warrant liabilities are classified within Level 3 of the fair value hierarchy. The key unobservable inputs used to value the OIC Warrants include expected volatility and the Company’s estimated future adjusted EBITDA. The key unobservable input used to value the Novus Warrants is expected volatility. A significant increase in expected volatility, in isolation, would result in a significantly higher fair value measurement for both warrant liabilities. A significant decrease in the Company’s estimated future adjusted EBITDA, in isolation, would result in a significantly higher fair value measurement of the OIC Warrant liability.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table provides the assumptions used to estimate the fair value of the Company’s liability classified warrants as of June 30, 2026 and December 31, 2025:

	OIC Warrants		Novus Warrants
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Exercise price	$4.24	$4.24	$11.50	$11.50
Expected term (in years)	4.28	4.78	0.62	1.12
Expected volatility	75.0%	80.0%	86.8%	70.0%
Risk-free interest rate	4.2%	3.7%	3.9%	3.7%
Expected dividend yield	—%	—%	—%	—%
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
•Level 3—Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s financial assets and liabilities measured at fair value on a recurring basis are as follows (amounts in thousands):

		Fair Value at
	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Assets (Liabilities):
Convertible Debentures (1)	Level 3	$(77,766)	$(66,677)
Warrant liabilities (2)	Level 3	(13,500)	(15,050)
Derivative liability - Asset Vault (3)	Level 3	(458)	(458)
__________________
(1) The Company has elected to measure the Convertible Debentures at fair value (see Note 9, Debt). The Company uses a Monte Carlo simulation to value the Convertible Debentures that models potential settlement outcomes under the contractual terms. The significant assumptions used in the model include the volatility of the Company’s common stock (85.0% to 105.0%) and discount rates of 25.3% to 28.5%, which were derived from market

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
yields for comparable CCC-rated debt. The model also incorporates the instruments’ contractual terms, redemption features, and conversion mechanics.
(2) The warrants are not publicly traded and the Company uses a Monte Carlo simulation or Black-Scholes model to determine the fair value of the warrants. See Note 13, Warrants, for additional information.
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
The carrying amount and estimated fair value of the Company’s financial instruments not measured at fair value are as follows (amounts in thousands):

		June 30, 2026		December 31, 2025
	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets (Liabilities):
Senior Convertible Notes (1)	Level 2	$(140,870)	$(186,094)	$—	$—
CRC and Cross Trails Credit Agreement (2)	Level 3	(24,378)	(25,875)	(27,921)	(29,758)
__________________
(1) The estimated fair value of the Senior Convertible Notes was based on a broker-dealer market quote as of June 30, 2026. Because the quote represents an observable market input for the notes in a dealer market that is not considered active, the fair value measurement is classified as Level 2 within the fair value hierarchy.
(2) Includes short-term portion of long-term debt. The Company estimates the fair value using a discounted cash flow model which utilizes the Company’s incremental borrowing rate, which is estimated based on the Company’s assumptions.
NOTE 15. STOCKHOLDERS’ EQUITY
ATM Facility
On November 12, 2024, we entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC, as sales agent (the “Sales Agent”), pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $50.0 million through the Sales Agent under an “at-the-market” equity offering program.
During the three and six months ended June 30, 2026, the Company sold 721,185 shares of its common stock under its ATM program at a weighted-average sales price of $5.61 per share. The Company received net proceeds of $3.9 million after deducting sales agent commissions.
NOTE 16. STOCK-BASED COMPENSATION
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
Stock Option Activity
The following table summarizes stock option activity for the six months ended June 30, 2026 (amounts in thousands, except per share data):

	Options Outstanding
	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2025	5,723	$1.66	4.8	$16,891
Stock options granted	3,886	4.26	—	—
Stock options exercised	(568)	1.72	—	1,762
Stock options forfeited, canceled, or expired	—	—	—	—
Balance as of June 30, 2026	9,041	2.77	5.5	17,513

Options exercisable as of June 30, 2026	4,755	1.69	4.1	14,349
Options vested and expected to vest as of June 30, 2026	9,041	$2.77	5.5	$17,513
As of June 30, 2026, total unrecognized stock-based compensation expense related to unvested option awards that are expected to vest was $10.4 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.7 years.
The aggregate intrinsic values of options outstanding, exercisable, vested and expected to vest were calculated as the difference between the exercise price of the options and the closing stock price of the Company’s common stock on the New York Stock Exchange (“NYSE”) as of June 30, 2026.
The grant-date fair value of stock options granted during the six months ended June 30, 2026 was estimated using the Black-Scholes option-pricing model based on the following assumptions:

Expected term (in years)	4.5
Expected volatility	75.0%
Risk-free interest rate	4.2%
Expected dividend yield	—
Restricted Stock Units
During the six months ended June 30, 2026, pursuant to the 2022 and 2025 Inducement Plans, the Company granted RSUs to employees that vest based on market-based conditions. These market-based RSUs will vest and convert to common stock if the Company’s stock price reaches certain price targets for 20 days in any 30-day trading window, subject to the applicable employee’s continued service. The grant-date fair value of these market-based RSUs is recognized as expense

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
over the requisite service period, provided that the applicable service condition is satisfied, regardless of whether the market condition is ultimately achieved.
The fair value of these market-based RSUs was measured on their grant date, using a Monte Carlo simulation model based on the following assumptions:

Expected term (in years)	4.0
Expected volatility	75% - 80%
Risk-free interest rate	3.7% - 3.9%
Expected dividend yield	—
The following table summarizes activity for all RSUs, including time-based and market-based awards, for the six months ended June 30, 2026 (amounts in thousands, except per share data):

	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Non-vested balance as of December 31, 2025	20,349	$1.66
RSUs granted	7,359	3.62
RSUs forfeited	(1,095)	1.55
RSUs vested	(6,664)	1.86
Non-vested balance as of June 30, 2026	19,949	$2.32
As of June 30, 2026, unrecognized stock-based compensation expense related to these RSUs was $33.0 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.6 years.
Stock-Based Compensation Expense
Total stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 was as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales and marketing	$671	$1,039	$1,359	$2,084
Research and development	522	1,368	1,486	2,736
General and administrative	3,173	6,577	8,574	13,440
Total stock-based compensation expense	$4,366	$8,984	$11,419	$18,260
NOTE 17. SEGMENT REPORTING
As a single reportable segment entity, the Company’s Chief Executive Officer, who is the chief operating decision maker (“CODM”), uses the profit measure of net loss to allocate resources and assess performance of our business by comparing actual results to historical results and previously forecasted financial information. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
See Note 3 for the Company’s revenue disaggregated by product line and service line.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table presents revenue, significant segment expenses provided to the CODM, and net loss for our consolidated segment (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$17,369	$8,512	$39,248	$17,046
Cost of revenue (1)	11,993	5,996	29,084	9,654
Gross profit	5,376	2,516	10,164	7,392
Non-personnel operating costs (2)	13,509	7,573	23,455	14,860
Salaries and wages (3)	10,189	8,629	19,931	17,541
Stock-based compensation	4,366	8,984	11,419	18,260
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	1,919	473	4,142	778
Interest expense	4,192	2,516	7,658	2,611
Interest income	(704)	(312)	(1,272)	(627)
Provision for income taxes	855	2,073	856	2,456
Other segment items (4)	742	7,512	6,152	7,619
Net loss	$(29,692)	$(34,932)	$(62,177)	$(56,106)
__________________
(1) Includes depreciation and amortization expense of $1.3 million and $2.6 million for the three and six months ended June 30, 2026, respectively.
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
(4) Represents certain other segment items that are not deemed significant segment expenses and primarily consists of provision for credit losses, change in fair value of financial instruments carried at fair value, and other income/expense items.
NOTE 18. INCOME TAXES
The Company recognized income tax provisions of $0.9 million for each of the three and six months ended June 30, 2026, respectively. The Company recognized income tax provisions of $2.1 million and $2.5 million for the three and six months ended June 30, 2025, respectively.
On February 26, 2026, the Company collected $11.8 million in proceeds from the transfer of the Cross Trails investment tax credit (“ITC”) to the third-party purchaser. On July 24, 2026, the Company collected $15.4 million in proceeds from the transfer of the CRC ITC to the third-party purchaser.
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

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 19. NET LOSS PER SHARE OF COMMON STOCK
Basic and diluted net loss per share attributable to common stockholders are calculated as follows (amounts in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Energy Vault Holdings, Inc.	$(29,692)	$(34,927)	$(62,177)	$(56,063)
Less: accretion of redeemable non-controlling interest	1,337	—	2,423	—
Net loss attributable to common stockholders – basic	(31,029)	(34,927)	(64,600)	(56,063)
Less: Gain on change in fair value of OIC Warrant liability	1,620	—	1,220	—
Net loss attributable to common stockholders – diluted	(32,649)	(34,927)	(65,820)	(56,063)

Denominator:
Weighted-average shares outstanding – basic	178,103	156,911	175,002	155,326
Effect of dilutive securities:
OIC Warrants	291	—	145	—
Weighted-average shares outstanding – diluted	178,394	156,911	175,147	155,326

Net loss per share attributable to common stockholders – basic	$(0.17)	$(0.22)	$(0.37)	$(0.36)
Net loss per share attributable to common stockholders – diluted	$(0.18)	$(0.22)	$(0.38)	$(0.36)

There were no common share equivalents that were dilutive for the three and six months ended June 30, 2026 and 2025. Due to net losses during those periods, basic and diluted net loss per common share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The following outstanding balances of common share equivalent securities have been excluded from the calculation of diluted weighted-average common shares outstanding because the effect is anti-dilutive for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three and Six Months Ended June 30,
	2026	2025
Warrants	8,167	5,167
Stock options	9,041	6,426
RSUs	19,949	24,199
Senior Convertible Notes	28,977	—
Convertible Debentures	21,773	—
Total	87,907	35,792
NOTE 20. COMMITMENTS AND CONTINGENCIES
Our principal commitments as of June 30, 2026 consisted primarily of obligations under operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancelable purchase obligations as of June 30, 2026 totaled approximately $6.3 million, which is all expected to be paid in the next twelve months.
Loss Contingencies:
In the ordinary course of business, the Company is regularly subject to various legal proceedings. The Company records a loss contingency accrual when a loss is both probable and reasonably estimable. As of June 30, 2026, the Company had not recorded any material loss contingency accruals related to legal proceedings. Although the Company currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
have a material impact on the Company’s business, financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and the Company’s view of these matters may change in the future.
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
The following table presents activity in the Company’s estimated warranty liabilities for the three and six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warranty liabilities, balance at beginning of period	$534	$761	$467	$1,391
Accruals for warranties issued	1,503	926	1,503	926
Change in estimates	—	(200)	84	(200)
Costs paid or settled	(7)	(179)	(24)	(809)
Warranty liabilities, balance at end of period	$2,030	$1,308	$2,030	$1,308
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
Letters of Credit and Bank Guarantees:
In the ordinary course of business and under certain contracts, the Company is required to post letters of credit or bank guarantees for its customers, for project performance, and for its vendors for payment guarantees. Such letters of credit or bank guarantees are generally issued by a bank or a similar financial institution. The letter of credit or bank guarantee commits the issuer to pay specified amounts to the holder of the letter of credit or bank guarantee under certain conditions. As of June 30, 2026, the Company had $18.0 million in outstanding letters of credit and $18.3 million in bank guarantees issued through the Company’s credit relationships. The Company’s outstanding letters of credit and bank guarantees are collateralized by cash classified as restricted cash on the condensed consolidated balance sheet. The Company is not aware of any material claims relating to its outstanding letters of credit or bank guarantees.
Performance and Payment Bonds:
In the ordinary course of business, Energy Vault is required by certain customers to provide performance and payment bonds for contractual commitments related to its projects. These bonds provide a guarantee that the Company will perform under the terms of a contract and that the Company will pay its subcontractors and vendors. If the Company fails to perform under a contract or to pay its subcontractors and vendors, the customer may demand that the surety make payments or provide services under the bond. The Company must reimburse the surety for expenses or outlays it incurs. As of June 30, 2026, the Company had $88.2 million in outstanding performance and payment bonds.
Other Bonds:
In the ordinary course of business, Energy Vault is required to obtain other bonds, such as for insurance and government payments. These bonds provide a guarantee that the Company will post the necessary reserves as required by banks and tax or licensing authorities. Additionally, bonds are issued to banks as support for letters of credit provided by those banks. As of June 30, 2026, the Company had $8.7 million in outstanding other bonds.

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
As of June 30, 2026, the carrying value of the Company’s ARO was $1.1 million. For the three and six months ended June 30, 2026, the Company recognized accretion expense of $27 thousand and $0.1 million.
McMurtre Project
On March 24, 2026, the Company acquired rights to the McMurtre BESS, a 175 MW / 350 MWh BESS project to be located near Dallas, Texas. The Company paid $0.3 million for the rights to the project and will owe the seller an additional $5.6 million if the project reaches the notice to proceed milestone and $1.4 million if the project reaches commercial operation.
New Mexico Power and Data Center Project
In March 2026, the Company entered into a reimbursement agreement with Public Service Company of New Mexico (“PNM”) to advance preliminary work related to electrical interconnection and related infrastructure planning activities in connection with the Company’s potential development of a battery energy storage, power generation, and data center project in Albuquerque, New Mexico (“NM Power and Data Center Project”). Under the reimbursement agreement, the Company authorized PNM to undertake certain preliminary work, including engineering and design work, permitting, surveys, studies, environmental review, initial equipment orders, land rights, easements, public outreach and other related work. The estimated cost of the preliminary work is $7.5 million, which the Company paid to PNM in April 2026. Amounts funded by the Company will be applied against reimbursable development costs as such costs are incurred or otherwise fully committed to third parties. Any amounts paid to PNM that are not actually incurred or otherwise fully committed to third parties in the performance of the preliminary work are required to be returned to the Company.
In addition, in March 2026, the Company entered into a deposit agreement with PNM pursuant to which PNM agreed to perform the next phase of engineering studies required to assess the requirements for PNM to provide electric service to the project, and the Company paid a non-refundable deposit of $0.5 million to PNM. If the Company enters into a reimbursement agreement or electric facilities agreement with PNM, any portion of the deposit not used to fund the services under the deposit agreement, other than certain administrative and overhead costs, will be applied toward costs properly incurred under such agreement.
These deposits are recorded in the line item, prepaid expenses and other current assets, on the condensed consolidated balance sheet as of June 30, 2026.
In April 2026, the Company completed an assignment of certain real estate purchase rights relating to approximately 486 acres of land in Albuquerque, New Mexico for the potential NM Power and Data Center Project. In connection with the assignment, the Company paid a nonrefundable assignment fee of $0.8 million. The underlying purchase agreement provides for an aggregate purchase price of approximately $120.1 million for all land tracts, with an initial closing requirement for certain tracts representing approximately $57.4 million of the aggregate purchase price by December 18, 2026, and an outside closing date for the remaining tracts of December 18, 2027. If the Company does not satisfy the initial acquisition requirement, the Company may terminate the arrangement without incurring liability in excess of the nonrefundable assignment fee. The Company is also required to pay a contingent service fee equal to 7% of the gross purchase price of each acquired tract, payable only upon the closing of each applicable tract.

ENERGY VAULT HOLDINGS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Power Generation Equipment Reservation
In May 2026, the Company entered into a production slots reservation agreement with 2G Energy Inc. to reserve manufacturing capacity for certain power generation equipment and paid an initial reservation fee of $10.0 million. In July 2026, the agreement was amended to increase the total reservation fee to $17.0 million and extend the deadline for executing a separate sales contract to August 12, 2026. In July 2026, the Company paid the additional $7.0 million reservation fee. The reservation fee is generally nonrefundable, except in limited circumstances, and will be credited toward future milestone payments if the parties execute the sales contract by the applicable deadline. The reservation agreement does not obligate either party to execute the sales contract, and the production and delivery of the equipment would be governed by the separate sales contract, if executed.

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
Our Business
Energy Vault Holdings, Inc., which together with its subsidiaries is referred to herein as “Energy Vault” or the “Company,” is an integrated global energy infrastructure platform that builds, owns and operates flexible, reliable energy systems designed to accelerate time-to-power for utilities, independent power producers, industrial customers and the artificial intelligence and data center market. At the core of our platform is a technology-agnostic, software-enabled architecture that is designed to accelerate project delivery, optimize performance and drive faster time-to-revenue. Energy Vault’s integrated solutions combine energy storage, generation, and advanced energy management to deliver scalable infrastructure tailored to customer needs. Our portfolio spans short-, long-, and multi-day duration storage, engineered to enable reliability, flexibility and cost efficiency across applications.
Through this integrated model, we offer utilities, independent power producers, and large energy users solutions that may include standalone energy storage, integrated generation and storage configurations, and related power infrastructure. We manage projects across the lifecycle, from sourcing and development through permitting and interconnection, engineering and construction management, commissioning, and operations, and we provide software-enabled monitoring, controls, and services intended to support asset availability, operational efficiency, and lifecycle performance.
Key Factors and Trends Affecting our Business
We believe that our performance and future success depend upon several factors that present significant opportunities for us, but also pose risks and challenges including those discussed below and in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report on Form 10-K filed with the SEC on March 18, 2026 and Part II, Item 1A. “Risk Factors” of our Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 19, 2026.
Impact of Tariffs
U.S. trade policy and tariff actions have affected the cost and availability of certain inputs used in our products and related project delivery. Beginning February 4, 2025, the United States imposed additional duties on imports from China and Hong Kong under the International Emergency Economic Powers Act (“IEEPA”), which such duties fluctuated drastically throughout the course of the year.
These tariff actions and related uncertainty materially affected our operations. Several third party sales projects within our backlog and developed pipeline experienced delays or cancellations due to the anticipated increase in costs associated with importing B-VAULT products from China. In addition, separate from IEEPA based duties, tariff rates under Section 301 of the Trade Act of 1974 (“Section 301 tariffs”) applicable to certain Chinese-origin products continued to evolve. For example, pursuant to U.S. Trade Representative actions finalized in 2024, the Section 301 duty rate applicable to lithium ion non-electric vehicle batteries increased to 25% effective January 1, 2026. Depending on product classification and the interaction of applicable tariff programs, cumulative duty burdens can be significant and can materially affect project pricing and competitiveness.
On February 20, 2026, the U.S. Supreme Court held that IEEPA does not authorize the President to impose tariffs, and IEEPA based tariffs were invalidated. The decision does not affect Section 301 tariffs or tariffs under Section 232 of the Trade Expansion Act of 1962. After the U.S. Supreme Court decision, the U.S. Court of International Trade also ruled that all importers who paid IEEPA tariffs were entitled to a refund. Although U.S. Customs and Border Protection has established a process for importers to obtain refunds for certain entries, the process, timing, and availability of refunds for other entries remains uncertain. In response to the U.S. Supreme Court Decision, President Trump promptly implemented a sweeping 10% import surcharge on goods under Section 122 of the Trade Act of 1974, which expired on July 24, 2026. These tariffs targeted various categories of imports, including several raw materials used in our operations, such as core metals used in our grid-scale infrastructure. Immediately upon expiration of the 122 tariffs, the U.S. government imposed Section 301 tariffs on 60 countries related to the U.S. Trade Representative’s forced labor findings. Under these new Section 301 tariffs, unless exempted, all products of China and Hong Kong are subject to an additional 12.5% tariff upon entry into the United States. While the duration and economic impact of these new tariffs remain uncertain, they could result in higher input costs, supply chain disruptions, and potential retaliatory measures from affected trading partners. We continue to monitor these developments closely and evaluate their potential effects on our cost structure and customer demand.
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
If the current tariff relief, exclusions or suspension periods expire, are not extended or are replaced with less favorable measures, or if additional tariffs, trade restrictions, export controls or retaliatory measures are implemented or reinstated, our ability to source B-VAULT products and other equipment, or sell them at competitive prices could be adversely affected, which could have a material adverse impact on our business, results of operations, and cash flows.
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
In 2025, Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which introduced additional changes and compliance considerations affecting energy-related tax incentives. Among other items, the OBBBA imposed new foreign entity of concern (“FEOC”) and prohibited foreign entity (“PFE”) concepts and related restrictions that apply to technology-neutral credits under Sections 45Y and 48E of the Code (“Technology Neutral Credits”) and the advanced manufacturing credit under Section 45X of the Code, including ownership, debt, and effective control restrictions (including through the grant of rights through various agreements or licensing rights that are otherwise retained by such entities) in respect of PFEs. The OBBBA also limits the availability of Technology Neutral Credits for projects that receive material assistance from a PFE. The applicability of the FEOC/PFE restrictions is dependent on statutory effective dates and project timing, including beginning-of-construction dates. Legacy credits under Sections 45 and 48 of the Code for projects that began construction by December 31, 2024 are generally governed under the prior framework, subject to applicable rules, and are not subject to the FEOC/PFE restrictions. The U.S. Department of Treasury and IRS guidance in this area continues to evolve, including guidance addressing FEOC/PFE restrictions. Additional rulemaking and market practice may affect how these requirements are applied and documented. We cannot guarantee we will realize any or all of the anticipated benefits or incentives under any such enacted regulations or other guidance. We continue to monitor these developments.
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
Data centers, electrification, and new large industrial and manufacturing facilities are among the most cited drivers of incremental demand.
Over the past decade, deployment of renewable energy resources has accelerated and there has been a push for decarbonization, which is increasing the demand for grid scale energy storage. A major obstacle to transitioning to renewable sources of energy such as wind and solar is the intermittent availability of these types of energy sources. Energy storage solutions are needed to balance the production intermittency of variable renewable energy to support a clean energy future and a balanced electrical grid infrastructure. Both government mandates and companies focused on reducing energy use, cost, and emissions are expected to propel the shift to renewable sources of power.
Additionally, software solutions play a vital role in assisting energy storage owners in managing the growing complexities of renewable energy and energy storage markets. As renewable and energy storage asset portfolios expand globally, these stakeholders will need software solutions that enhance asset performance and boost revenue while reducing total ownership costs.
Our expansion of energy storage revenue depends on the ongoing adoption of energy storage solutions by our customers and our ability to source, execute, and operate energy storage projects with attractive economics. The growth of the energy storage market is primarily driven by the decreasing cost of energy storage technologies, government mandates, financial incentives to reduce greenhouse gas emissions, industry-wide decarbonization objectives, and efforts to enhance grid stability and efficiency. These dynamics are driving demand for increased energy storage capacity and duration.
Competition
The market for our products and services is competitive, and we may face increased competition as new and existing competitors introduce energy storage solutions, components, project delivery models, owned asset development platforms, AI compute infrastructure solutions, powered land, powered shell infrastructure, and related energy infrastructure solutions. Competitive dynamics in the battery energy storage market continue to be influenced by manufacturing scale, changes in battery and component pricing, vertical integration, and evolving trade and supply chain conditions, which can increase pricing pressure, compress margins, and affect delivery timelines. In addition, as we expand our Own and Operate activities through Asset Vault, we also compete with existing and emerging independent power producers, developers, and asset owners for project sites, interconnection capacity, offtake arrangements, and project financing. As we pursue opportunities involving AI compute infrastructure, powered land, powered shell infrastructure, modular data center deployments, and related energy infrastructure, we may also compete with power infrastructure developers, generation asset owners, data center developers and operators, and other participants seeking access to power, land, interconnection capacity, customers and project capital. As we expand our software and services offerings, we also face competition from software providers, original equipment manufacturers, and integrators that offer software-enabled controls, optimization, and asset management solutions. If we are not able to compete effectively, if our market share declines due to increased competition, or if competition reduces margins or delays project execution, our revenue, results of operations, and ability to generate profits and cash flows could be adversely affected.

Regulatory Environment and Compliance
Federal, state, and local statutes and regulations concerning electricity materially influence the market for our products and services. These requirements directly affect our owned asset business and indirectly affect our third-party sales business, particularly with respect to permitting, siting, and interconnection of energy storage systems, as well as compliance with applicable codes and safety standards. Regulatory frameworks also affect how energy storage interconnects to electric systems and participates in wholesale markets, including market rules administered by regional transmission organizations and independent system operators and related Federal Energy Regulatory Commission oversight, which can influence dispatch, revenues, and operational requirements for storage resources.
Recent Developments
Issuance of 2026 Debentures
During the three months ended June 30, 2026, we entered into a securities purchase agreement to issue 2026 Debentures, which was subsequently amended to increase the maximum aggregate principal amount issuable thereunder to $150.0 million. In connection with the securities purchase agreement and related amendment, we issued 2026 Debentures with an outstanding principal amount of $80.0 million as of June 30, 2026. Refer to “Liquidity and Capital Resources—Sources of Liquidity—Convertible Debentures” below and Note 9 of the unaudited condensed consolidated financial statements elsewhere in this Quarterly Report for more information.
Japan Battery Energy Storage System (“BESS”) Portfolio Acquisition
During the three months ended June 30, 2026, we completed the acquisition of an 850 MW BESS development portfolio in Japan from BayWa, including certain project development rights. The acquired portfolio includes advanced-stage and early-stage projects and establishes our operating platform in Japan. See Note 7 of the unaudited condensed consolidated financial statements elsewhere in this Quarterly Report for more information.
Crusoe Data Center
Subsequent to June 30, 2026, we entered into agreements relating to the initial deployment of modular data center units at the Company’s site in Snyder, Texas. Under the agreements, the Company intends to purchase the units and lease them to a Crusoe affiliate under a long-term lease providing for fixed and variable rental payments.
Data Center BESS Equipment Contracts
On August 7, 2026, the Company announced that it had entered into a series of agreements with a customer to design, procure, and deliver BESS and related equipment and to provide commissioning support for data center power projects in Texas. The Company currently expects to recognize revenue in excess of $500 million under these agreements from the second half of 2026 through the end of 2027. A portion of the amounts expected to be recognized as revenue under these agreements was included in backlog as of June 30, 2026.

Key Operating Metrics
The following tables present our key operating metrics for the periods presented (dollar values in thousands):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	Value	Energy (MWh)	Value	Energy (MWh)
Net Bookings
Contracted bookings	$234,092	21	$25,944	15
Contingent option bookings	—	—	—	—
Cancellations	—	—	—	—
Net bookings	$234,092	21	$25,944	15

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	Value	Energy (MWh)	Value	Energy (MWh)
Net Bookings
Contracted bookings	$248,561	46	$251,673	1,019
Contingent option bookings	—	—	—	—
Cancellations	—	—	—	—
Net bookings	$248,561	46	$251,673	1,019

	June 30, 2026			December 31, 2025
	Value	Capacity / Energy		Value	Capacity / Energy
Developed Pipeline	$4,343,961	2.6	GW	$2,409,374	1.9	GW
Backlog	1,517,351	2.6	GWh	1,305,515	3.4	GWh
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
The aggregate contract value includes any potential future variable payments from tolling and offtake arrangements that the Company believes are probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location-specific data. The Company considers the low-end simulation results to be probable. Potential future IP royalties are not included in bookings. Due to the long-term nature of our contracts, bookings are a key metric that allows us to understand and evaluate the growth of our Company and our estimated future revenue related to our customer contracts.
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

Backlog
Backlog represents (i) contracted but unrecognized revenue from third-party projects and services yet to be completed, (ii) unrecognized revenue or other income from IP licensing agreements, and (iii) unrecognized revenue from tolling arrangements for projects operated by Energy Vault or affiliates, in each case, that is associated with contracted bookings and contingent option bookings (as defined above). Backlog includes contracted backlog and contingent option backlog. Contracted backlog reflects unrecognized revenue associated with binding, fully executed agreements. Contingent option backlog reflects unrecognized revenue associated with projects where the Company holds an enforceable exclusive purchase right and intends to exercise that right, even if the option has not been exercised as of period end, and is contingent on the Company exercising the applicable purchase right and subsequent project execution. If the Company does not exercise an option, or if the underlying terms or assumptions change such that inclusion is no longer appropriate, the related contingent option backlog is removed or updated in the period of change.
Backlog includes any potential future variable payments from tolling and offtake arrangements that the Company believes are probable of being realized. Probable future variable payments are forecasted by an independent third-party firm using simulation software that factors in current and projected energy market dynamics, historical and forecasted volatility, and location-specific data. The Company considers the low-end simulation results to be probable. Potential future IP royalties are not included in backlog. Backlog is a common measurement used in our industry. Our methodology for determining backlog may not, however, be comparable to the methodologies used by others.
We cannot guarantee that our bookings, backlog, or developed pipeline will result in actual revenue in the originally anticipated period, or at all. Our customers may experience project delays or cancel orders as a result of external market factors and economic or other factors beyond our control. Many of our projects require government approvals, third-party financing, and other contingencies, many of which are beyond our control. If our bookings, backlog, or developed pipeline fail to result in revenue as anticipated or in a timely manner, we could experience a reduction in revenue, profitability, and liquidity. See Part I, Item 1A. Risk Factors, “Risks Related to Our Financial Condition and Liquidity - Risk Factors - Our total backlog, bookings, and developed pipeline may not be indicative of our future revenue, which could have a material impact on our business, financial condition, and results of operations” in the Annual Report for the year ended December 31, 2025 filed by us with the SEC on March 18, 2026.
Key Components of Results of Operations
Revenue
The Company generates revenue from the sale of our energy storage products, tolling arrangements related to owned projects, the licensing of the Company’s software solutions and IP, and long-term service agreements to operate and maintain customer owned energy systems. To date, the Company has generated revenue primarily from the sale of our BESSs and from licensing our IP.
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
The Company enters into tolling and power purchase agreements (“PPA”) under which counterparties may sell energy stored in the Company’s energy storage systems or request that the Company dispatch energy on their behalf. Each agreement is evaluated to determine whether it qualifies as a lease under Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) or a customer contract under ASC 606, Revenue from Contracts with Customers (“ASC 606”). As of June 30, 2026, two energy storage systems were operating commercially: one accounted for as an operating lease under ASC 842 and one accounted for as a customer contract under ASC 606.
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
Our revenue is affected by changes in the price, volume, and mix of products and services purchased by our customers, which is driven by the demand for our products, geographic mix of our customers, strength of competitors’ product offerings, and the availability of government incentives to the end-users of our products.

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
Research and Development (“R&D”) Expenses
R&D expenses consist primarily of internal and external expenses incurred in connection with our research activities and development programs that include material costs directly related to product development, testing and evaluation costs, construction costs including labor and transportation of material, overhead related costs and other direct expenses consisting of personnel-related expenses and consulting expenses relating to studies of product safety, reliability and development. Personnel-related expenses consist of salaries, benefits, and stock-based compensation expense.
General and Administrative (“G&A”) Expenses
General and administrative expenses consist primarily of personnel-related expenses for our corporate, executive, finance and other administrative functions; information technology expenses; legal and professional fees; costs related to preliminary project development activities, including feasibility studies, site evaluation, permitting and preliminary engineering; and travel costs. Personnel-related expenses consist of salaries, benefits and stock-based compensation expense. To a lesser extent, general and administrative expenses include investor relations, insurance, rent, office and maintenance costs.
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
Interest Expense
Interest expense consists primarily of contractual interest on debt, insurance premium financing obligations, and finance lease liabilities, as well as amortization of debt discounts and debt issuance costs.
Interest Income
Interest income primarily consists of interest income from our money market funds and interest-bearing savings accounts.
Other Expense, Net
Other expense, net includes foreign currency gains and losses and non-recurring non-operating gains and losses.
Results of Operations
Consolidated Comparison of Three and Six Months Ended June 30, 2026 to June 30, 2025
The following table sets forth our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Revenue	$17,369	$8,512	$8,857	$39,248	$17,046	$22,202
Cost of revenue	11,993	5,996	5,997	29,084	9,654	19,430
Gross profit	5,376	2,516	2,860	10,164	7,392	2,772
Operating Expenses:
Sales and marketing	2,865	3,161	(296)	5,775	7,306	(1,531)
Research and development	2,546	4,074	(1,528)	5,136	7,898	(2,762)
General and administrative	22,653	19,113	3,540	43,894	36,619	7,275
Provision for credit losses	52	3,843	(3,791)	77	3,832	(3,755)
Depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	1,919	473	1,446	4,142	778	3,364
Total operating expenses	30,035	30,664	(629)	59,024	56,433	2,591
Loss from operations	(24,659)	(28,148)	3,489	(48,860)	(49,041)	181
Other income (expense):
Interest expense	(4,192)	(2,516)	(1,676)	(7,658)	(2,611)	(5,047)
Interest income	704	312	392	1,272	627	645
Change in fair value of financial instruments carried at fair value	1,489	—	1,489	1,355	—	1,355
Other expense, net	(2,179)	(2,507)	328	(7,430)	(2,625)	(4,805)
Loss before income taxes	$(28,837)	$(32,859)	$4,022	$(61,321)	$(53,650)	$(7,671)

Revenue
The Company recognized revenue for the product and service categories as follows for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sale of energy storage products	$14,696	$7,711	$34,406	$12,602
Tolling revenue and PPA revenue	2,026	390	3,554	390
Operation and maintenance services	445	277	889	553
Software licensing	187	120	369	232
IP licensing	15	14	30	3,269
Total revenue	$17,369	$8,512	$39,248	$17,046
Revenue for the three months ended June 30, 2026 was $17.4 million, an increase of $8.9 million from $8.5 million for the same period in 2025. The increase was primarily due to a $7.0 million increase in energy storage product sales and a $1.6 million increase in tolling and PPA revenue. The increase in sales of energy storage products primarily related to progress on the Company’s Australian EPC projects. The increase in tolling and PPA revenue primarily related to the Company’s owned energy storage systems placed in service during the second and third quarters of 2025.
Revenue for the six months ended June 30, 2026 was $39.2 million, an increase of $22.2 million from $17.0 million for the same period in 2025. The increase was primarily due to a $21.8 million increase in energy storage product sales and a $3.2 million increase in tolling and PPA revenue, partially offset by a $3.2 million decrease in IP licensing revenue. The increase in sales of energy storage products primarily related to progress on the Company’s Australian EPC projects. The increase in tolling and PPA revenue primarily related to the Company’s owned energy storage systems placed in service during the second and third quarters of 2025. The decrease in IP licensing revenue primarily reflected revenue recognized in the prior year period that did not recur in the current year period.
Revenue from three customers accounted for 41%, 21%, and 21% of total revenue, respectively, for the three months ended June 30, 2026 and revenue from three customers accounted for 54%, 22%, and 10% of total revenue, respectively, for the six months ended June 30, 2026.
Revenue from three customers accounted for 50%, 31%, and 10% of total revenue, respectively, for the three months ended June 30, 2025 and revenue from three customers accounted for 52%, 19%, and 15% of total revenue, respectively, for the six months ended June 30, 2025.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2026 was $12.0 million, an increase of $6.0 million from $6.0 million for the same period in 2025. Cost of revenue for the six months ended June 30, 2026 was $29.1 million, an increase of $19.4 million from $9.7 million for the same period in 2025.
The increases in cost of revenue for the three and six months ended June 30, 2026 compared to the same periods in 2025 were driven by higher EPC project costs, primarily reflecting increased activity on the Company’s Australian EPC projects. Also contributing to the increases was depreciation expense associated with the Company’s owned energy storage systems, which were placed in service during the second and third quarters of 2025.
Gross Profit and Gross Profit Margin
Gross profit for the three months ended June 30, 2026 was $5.4 million, an increase of $2.9 million from $2.5 million for the same period in 2025. Gross profit for the six months ended June 30, 2026 was $10.2 million, an increase of $2.8 million from $7.4 million for the same period in 2025. The increases in gross profit for both periods in 2026 compared to 2025 were driven primarily by higher gross profit from sales of energy storage products and, to a lesser extent, from the Company’s owned energy storage systems.
Gross profit margin increased to 31.0% for the three months ended June 30, 2026 from 29.6% for the same period in 2025, primarily due to higher gross profit margins on sales of energy storage products. Gross profit margin decreased to 25.9% for the six months ended June 30, 2026 from 43.4% for the same period in 2025, primarily due to lower IP licensing revenue in 2026 than in the prior-year period.

Sales and Marketing Expenses
Sales and marketing expenses for the three months ended June 30, 2026 were $2.9 million, a decrease of $0.3 million from $3.2 million for the same period in 2025. The decrease was driven primarily by lower headcount within sales and marketing, resulting in a $0.6 million decrease in personnel-related expenses. These cost savings were partially offset by a $0.4 million increase in consulting expenses.
Sales and marketing expenses for the six months ended June 30, 2026 were $5.8 million, a decrease of $1.5 million from $7.3 million for the same period in 2025. The decrease was driven primarily by cost-control measures and lower headcount within sales and marketing, resulting in a $1.2 million decrease in personnel-related expenses and a $0.2 million decrease in external marketing and public relations costs.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2026 were $2.5 million, a decrease of $1.5 million from $4.1 million for the same period in 2025. The decrease was driven primarily by cost-control measures and lower headcount within research and development, resulting in decreases of $1.0 million in personnel-related expenses and $0.6 million in engineering and development costs.
Research and development expenses for the six months ended June 30, 2026 were $5.1 million, a decrease of $2.8 million from $7.9 million for the same period in 2025. The decrease was driven primarily by cost-control measures and lower headcount within research and development, resulting in decreases of $1.6 million in personnel-related expenses and $1.3 million in engineering and development costs.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2026 were $22.7 million, an increase of $3.5 million from $19.1 million for the same period in 2025. The increase was driven primarily by increases of $3.1 million in legal and professional fees, $1.9 million in project development costs, $0.3 million in travel expenses, $0.4 million in property tax and permitting fees, and $0.2 million in operating costs for the Snyder commercial demonstration unit (“Snyder CDU”). These increases were partially offset by a $2.6 million decrease in personnel-related expenses, primarily attributable to a $3.4 million decrease in stock-based compensation expense.
General and administrative expenses for the six months ended June 30, 2026 were $43.9 million, an increase of $7.3 million from $36.6 million for the same period in 2025. The increase was driven primarily by increases of $4.9 million in legal and professional fees, $2.6 million in project development costs, $0.8 million in property tax and permitting fees, $0.6 million in travel expenses, $0.4 million in operating costs for the Snyder CDU, and $0.2 million in insurance costs. These increases were partially offset by a $2.8 million decrease in personnel-related expenses, primarily attributable to a $4.9 million decrease in stock-based compensation expense.
Provision for Credit Losses
Provision for credit losses was $0.1 million for each of the three and six months ended June 30, 2026, compared with $3.8 million for each of the corresponding periods in 2025. The decrease was primarily due to allowances recorded in 2025 for a customer financing receivable and a convertible note receivable, with no comparable allowances recorded in 2026.
Depreciation, Amortization, and Accretion Expense (Excluding Amounts Included in Cost of Revenue)
Depreciation, amortization, and accretion expense (excluding amounts included in cost of revenue) for the three months ended June 30, 2026 was $1.9 million, an increase of $1.4 million from $0.5 million for the same period in 2025. Depreciation, amortization, and accretion expense (excluding amounts included in cost of revenue) for the six months ended June 30, 2026 was $4.1 million, an increase of $3.4 million from $0.8 million for the same period in 2025. The increases were primarily related to depreciation on the Snyder CDU, which was placed in service in the second half of 2025.
Interest Expense
Interest expense for the three months ended June 30, 2026 was $4.2 million, an increase of $1.7 million from $2.5 million for the same period in 2025. Interest expense for the six months ended June 30, 2026 was $7.7 million, an increase of $5.0 million from $2.6 million for the same period in 2025. The increases primarily reflect higher average debt balances in 2026 compared with the corresponding periods in 2025.

Interest Income
Interest income for the three months ended June 30, 2026 was $0.7 million, an increase of $0.4 million from $0.3 million for the same period in 2025. Interest income for the six months ended June 30, 2026 was $1.3 million, an increase of $0.6 million from $0.6 million for the same period in 2025. The increases primarily reflect higher average interest-earning cash balances that earned interest compared with the corresponding periods in 2025.
Change in Fair Value of Financial Instruments Carried at Fair Value
Change in fair value of financial instruments carried at fair value resulted in gains of $1.5 million and $1.4 million for the three and six months ended June 30, 2026, respectively, with no comparable amount recognized for the corresponding periods in 2025. The gains recognized in 2026 were primarily due to an decrease in the fair value of the Company’s warrant liabilities.
Other Expense, Net
Other expense, net, for the three months ended June 30, 2026 was $2.2 million, a decrease of $0.3 million from $2.5 million for the same period in 2025. The decrease was primarily due to a $1.2 million decrease in loss on debt extinguishment, the absence of $0.9 million of commitment and transaction fees related to the Hudson Equity Purchase Agreement recognized in 2025, and a $0.3 million decrease in foreign exchange losses. These decreases were partially offset by a $2.0 million impairment of the Company’s investment in KORE equity securities recognized in 2026.
Other expense, net, for the six months ended June 30, 2026 was $7.4 million, an increase of $4.8 million from $2.6 million for the same period in 2025. The increase in other expense, net was primarily due to a $4.0 million increase in loss on debt extinguishment and a $2.0 million impairment of the Company’s investment in KORE equity securities, partially offset by the absence of $0.9 million of commitment and transaction fees related to the Hudson Equity Purchase Agreement recognized in 2025.
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
For corporate-level liquidity, we have accessed both unsecured and secured debt financings. Our indebtedness ranks senior to our common equity. If we raise additional funds through the issuance of debt securities, such instruments could also rank senior to our common equity and may include covenants or other terms that impose restrictions on our operations. Volatility in the credit markets and broader financial services sector could impact the availability and cost of both debt and equity financing in the future.
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
To support performance bonding and surety obligations required under project agreements, the Company partners with Marsh to access bonding and surety instruments issued by highly rated insurance firms.

As part of our ongoing business operations, the Company had a sales backlog of $1.5 billion as of June 30, 2026. Management expects this backlog to contribute to the future funding of our business, and we anticipate that future contract awards will add to contracted backlog as new agreements are executed.
Energy Vault has historically incurred negative operating cash flows and operating losses and may continue to incur operating losses in the future. The Company may seek to raise additional capital through combinations of equity and/or debt financings, subject to prevailing market conditions. Issuance of equity securities could result in dilution to existing stockholders and may include rights, preferences, or privileges senior to those of the Company’s common stock. Debt financings, including secured debt financings, may require cash interest, amortization or redemption payments, may be secured by Company or subsidiary assets, and may include financial or operating covenants, borrowing base limitations, mandatory redemption provisions or other restrictions.
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
Tax Credit Transfer Commitment
On March 28, 2025, the Company entered into a Tax Credit Transfer Commitment, on behalf of its majority and wholly-owned subsidiary companies, with a third-party purchaser pursuant to which the Company agreed to sell the investment tax credits (“ITC”) generated by the Calistoga Resiliency Center (“CRC”) energy storage system, the Cross Trails energy storage system, and the Snyder CDU. The Company collected $11.8 million in proceeds from the transfer of the Cross Trails ITC on February 26, 2026 and collected $15.4 million in proceeds from the transfer of the CRC ITC on July 24, 2026 to the third-party purchaser. As of the date of the Quarterly Report, the sale of the eligible ITC generated by the Snyder CDU is expected to close following the satisfaction of certain customary closing conditions.
At-the-Market (“ATM”) Facility and Equity Purchase Agreements
On November 12, 2024, we entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC, as sales agent (the “Sales Agent”), pursuant to which we may, from time to time, sell shares of our common stock, having an aggregate offering price of up to $50.0 million through the Sales Agent under an “at-the-market” equity offering program. As of June 30, 2026, $46.0 million remained available for sale under the program. We may seek, from time to time, to raise additional capital under the Sales Agreement. During the six months ended June 30, 2026, the Company sold 721,185 shares of its common stock under its at-the-market offering program at a weighted-average sales price of $5.61 per share. The Company received net proceeds of $3.9 million after deducting sales agent commissions.
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
The Company did not sell any shares under its equity purchase arrangements during the six months ended June 30, 2026 and 2025.
The Company intends to use the net proceeds from the sale of shares under its ATM facility or equity purchase arrangements to invest in the development, construction, and deployment of energy storage-related projects, working capital, and general corporate purposes, including repayment of debt. The Company may find it necessary or advisable to use the net proceeds for other purposes.

CRC Senior Notes
On April 4, 2025, Calistoga Resiliency Center, LLC (“CRC”), a subsidiary of the Company, entered into a Note Purchase Agreement, as amended by Amendment No. 1 thereto, dated as of August 4, 2025 (the “CRC Note Purchase Agreement”), with Eagle Point Credit Management, LLC, pursuant to which CRC issued $27.8 million of senior notes (“CRC Senior Notes”). The CRC Senior Notes bear interest at 9.5% per annum and are senior secured obligations of CRC, backed by a first-priority pledge of all CRC assets and equity interests. The CRC Senior Notes include customary affirmative and negative covenants, including minimum cash reserves and a minimum debt service coverage ratio. Principal and interest are payable semi-annually, with installments due each February 28 and August 31, and the CRC Senior Notes mature on April 4, 2032.
On June 26, 2026, CRC, the holders party thereto, and Wilmington Trust National Association, as collateral agent, entered into a Consent, Waiver, and Amendment No. 2 to the CRC Note Purchase Agreement (the “CRC Amendment”). Pursuant to the CRC Amendment, the holders, among other items, (i) consented to a voluntary principal prepayment of the CRC Senior Notes in an aggregate principal amount of approximately $4.1 million, (ii) waived the make-whole amount and related certificate delivery requirements otherwise payable in connection with such prepayment, (iii) consented to the release, withdrawal and transfer of excess reserve amounts for application to such prepayment, (iv) deferred the testing date for the debt service coverage ratio covenant to November 30, 2026, (v) consented to a revised amortization schedule, and (vi) consented to a reduction of the operating reserve requirement.
In connection with the CRC Amendment, the Company agreed to pay an amendment fee of $0.4 million to the holders of the CRC Senior Notes. The Company made the prepayment of principal and accrued interest, and the amendment fee in July 2026.
Cross Trails Credit Agreement
On July 23, 2025, Cross Trails Energy Storage Project, LLC (“Cross Trails”), a subsidiary of the Company, entered into a credit agreement (the “Cross Trails Credit Agreement”) with Wilmington Trust, National Association, as administrative agent and collateral agent, and each of the lenders party thereto.
The Cross Trails Credit Agreement provides for a senior secured term loan facility in an aggregate principal amount of approximately $17.8 million. The Cross Trails Credit Agreement is structured as a single-draw term loan, with the full amount funded on July 23, 2025. The borrowing bears interest, at the Company’s election, at (i) the alternate base rate (“ABR”) plus 5.00% or (ii) the term secured overnight financing rate (“SOFR”) plus 6.00%. As of June 30, 2026, the Company was utilizing a SOFR of 3.6%, resulting in an interest rate of 9.6%.
Principal and interest are payable semi-annually, with installments due each February 28 and August 31, beginning on February 28, 2026. The Cross Trails Credit Agreement matures on July 23, 2032
On June 29, 2026, Cross Trails entered into a Waiver, Consent and Amendment No. 1 to the Cross Trails Credit Agreement (the “Cross Trails Consent”) with the lenders. Pursuant to the Cross Trails Consent, the lenders waived any default or event of default under the Cross Trails Credit Agreement arising from Cross Trails’ failure to comply with the debt service coverage ratio requirements for the quarters ended March 31, 2026 and June 30, 2026, and consented to Cross Trails’ application of cash equity contributions from Energy Vault, Inc. in the aggregate amount of $1.2 million, together with a historical revenue credit related to insurance proceeds reasonably expected to be received, to cure the debt service coverage ratio noncompliance.
The amendment also added a prospective equity cure right under which Cross Trails may receive cash equity contributions from the project sponsor or its direct or indirect owners to cure future financial covenant noncompliance, subject to certain limitations. The cure right may be exercised up to four times during the term of the Cross Trails Credit Agreement and once in consecutive fiscal quarters; however, the cure of the March 31, 2026 and June 30, 2026 debt service coverage ratio noncompliance does not count toward the four permitted cure exercises. The amendment provides that the cure right may not be used for the quarter ending September 30, 2026.
As a result of the waiver, consent and amendment, the debt service coverage ratio noncompliance did not result in an event of default or acceleration of amounts outstanding under the Cross Trails Credit Agreement. As of June 30, 2026, the Company classified the outstanding balance under the Cross Trails Credit Agreement based on the contractual payment terms of the amended agreement.
Sale of Future Receipts
On August 29, 2025, the Company, together with Energy Vault, Inc., its wholly-owned subsidiary (collectively with the Company, the “Sellers”), entered into an agreement of sale of future receipts (the “Cedar Arrangement”) with Cedar Advance LLC (“Cedar”). Cedar paid a purchase price of $5.0 million, from which $0.5 million of origination fees were deducted, resulting in net proceeds of $4.5 million. Under the agreement, the Sellers remit to Cedar $0.2 million per week, or approximately 27.0% of future receivables collections, until Cedar has received an aggregate amount equal to (i) $5.1 million if fully repaid within 30 days of funding, (ii) $5.2 million if fully repaid after 30 days but within 60 days of funding, or (iii) $6.3 million if not fully repaid within 60 days of funding.
The Company did not fully repay the Cedar Arrangement within 60 days of funding, therefore the applicable aggregate amount remitted to Cedar was $6.3 million. As of June 30, 2026, the Company had remitted the full $6.3 million to Cedar, and no amounts remained outstanding.
Convertible Debentures (collectively, the 2025 and 2026 Debentures)
2025 Debentures
During 2025, the Company issued an aggregate principal amount of $65.0 million of senior unsecured convertible debentures (the “2025 Debentures”) to YA II PN, Ltd. (the “Investor”), consisting of $30.0 million funded on September 22, 2025, $20.0 million funded on December 16, 2025, and $15.0 million funded on December 30, 2025. The 2025 Debentures bear interest at 7.0% per annum, require monthly installment payments of principal and interest, and permit the Company to satisfy such payments in cash, through conversions into shares of the Company’s common stock, or a combination thereof, subject to the terms of the applicable debentures.
During the six months ended June 30, 2026, the Company used $55.6 million of cash, inclusive of accrued interest and cash payment premiums, to partially pay down the 2025 Debentures.
As of June 30, 2026, $3.0 million of principal remained outstanding under the 2025 Debentures, all of which was subject to conversion notices issued to the Investor that have not yet been exercised.
2026 Debentures
On May 18, 2026, the Company entered into a separate securities purchase agreement (“2026 Securities Purchase Agreement”) with the Investor, pursuant to which the Company issued a senior secured convertible debenture in the original principal amount of $42.0 million. The debenture was issued at 95% of principal, and the Company received net proceeds of $39.5 million after deductions for original issue discount and fees.
On June 29, 2026, the Company entered into an amendment to the 2026 Securities Purchase Agreement with the Investor. The amendment increased the maximum aggregate principal amount of convertible debentures issuable under the 2026 Securities Purchase Agreement from $75.0 million to $150.0 million and provided for the issuance of an amended and restated senior secured convertible debenture in the outstanding principal amount of $80.0 million (the “2026 Debentures”), consisting of the original $42.0 million principal amount issued on May 18, 2026 and an additional principal amount of $38.0 million issued on June 29, 2026.
The additional principal amount was issued at 95% of principal for a purchase price of $36.1 million. After deductions for a structuring fee and legal fee reimbursements, the Company received net proceeds of $34.6 million from the additional principal amount. The 2026 Debentures are secured by assets of the Company, Energy Vault, Inc. and certain of the Company’s subsidiaries.
The 2026 Debentures bear interest at 7.5% per annum, or 18.0% upon an uncured event of default, and mature on July 1, 2027. Under the amended and restated redemption schedule, interest-only installments are due in June and July 2026, and monthly principal installments begin on August 29, 2026.
For each installment, the Company may (i) pay cash, (ii) if certain conditions are satisfied, elect to allow the Investor to convert the unpaid installment into shares of the Company’s common stock at a conversion price equal to 97% of the lowest daily VWAP during the four consecutive trading days immediately preceding the conversion date, subject to a floor price of $1.19 per share for the initial tranche, or (iii) satisfy the installment through a combination of cash and conversion. Investor conversions are subject to a beneficial ownership limit of 4.99% of the Company’s common stock and to a limit of 19.99% of the Company’s outstanding common stock as of closing unless stockholder approval to exceed such cap is obtained in accordance with the rules and regulations of the NYSE.
The 2026 Debentures include certain amortization event provisions. An amortization event includes, among other things, (i) the Company’s common stock trading below the floor price for 5 of 7 consecutive trading days, (ii) issuance of more than 99% of the shares available under the exchange cap without stockholder approval, or (iii) from any time after the six-month anniversary of issuance, the Investor being unable to sell its shares pursuant to Rule 144. While an amortization event is in effect, the monthly installment must be paid in cash and the installment amount may increase to the greater of the scheduled amount and 20.0% of then-outstanding principal.

The 2026 Debentures also include mandatory redemption provisions based on the borrowing base. A mandatory redemption event occurs if the aggregate principal amount outstanding under the 2026 Debentures exceeds the applicable percentage of the borrowing base adjusted amount. Mandatory redemption amounts are required to be paid in cash.
As of June 30, 2026, $80.0 million of principal remained outstanding under the 2026 Debentures.
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
The following table summarizes our cash, cash equivalents, and restricted cash balances as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$93,043	$58,260
Restricted cash	54,978	45,183
Total cash, cash equivalents, and restricted cash	$148,021	$103,443
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
The following table summarizes restricted cash balances (amounts in thousands):

	June 30, 2026	December 31, 2025
Restricted cash, current portion	$14,309	$4,717
Restricted cash, long-term portion	40,669	40,466
Total restricted cash	$54,978	$45,183

Restricted cash related to debt financing	$10,264	$9,489
Restricted cash related to customer and owned projects	42,355	33,002
Other	2,359	2,692
Total restricted cash	$54,978	$45,183
Contractual Obligations
Our principal commitments as of June 30, 2026 consisted primarily of obligations under debt financing arrangements, operating leases, finance leases, a deferred pension, warranty liabilities, and issued purchase orders. Our non-cancellable purchase obligations as of June 30, 2026 totaled approximately $6.3 million, which is all expected to be paid in the next twelve months.
The following table summarizes the cash maturities of the Company’s debt instruments as of June 30, 2026 (amounts in thousands):

	2026	2027	2028	2029	2030	Thereafter
Debt obligations	$41,484	$50,806	$2,209	$2,777	$2,649	$164,276
Cash Flows
The following table summarizes cash flows from operating, investing, and financing activities for the periods indicated (amounts in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(84,361)	$12,629
Net cash used in investing activities	(4,441)	(17,336)
Net cash provided by financing activities	135,124	32,140
Effects of exchange rate changes on cash	(1,744)	593
Net increase in cash, cash equivalents, and restricted cash	$44,578	$28,026
Operating Activities
Net cash used in operating activities was $84.4 million for the six months ended June 30, 2026, compared to net cash provided by operating activities of $12.6 million for the same period in 2025.
For the six months ended June 30, 2026, net cash used in operating activities reflects a net loss of $62.2 million, adjusted for $26.5 million of non-cash charges, a $33.8 million decrease in operating liabilities, and a $14.9 million increase in operating assets.
Significant non-cash items consisted of $11.4 million of stock-based compensation expense, $6.8 million of depreciation, amortization, and accretion expense, a $5.4 million loss on debt extinguishment, a $1.4 million gain on the change in fair value of financial instruments carried at fair value, a $2.0 million impairment of equity securities, $1.9 million of non-cash debt and financing costs, and a $0.3 million increase in the deferred tax asset valuation allowance.
The decrease in operating liabilities was driven by a $59.1 million decrease in accounts payable and accrued expenses, partially offset by a $23.3 million increase in contract liabilities, a $1.2 million increase in other current liabilities, and a $0.8 million increase in other long-term liabilities. The decrease in accounts payable and accrued expenses was due to timing of payments. The increase in contract liabilities primarily related to upfront payments received from customers for their respective projects, and the increase in other current liabilities related to a refundable deposit received from a potential customer.
The increase in operating assets was driven by a $16.1 million increase in advances to suppliers, a $12.9 million increase in other assets, a $10.2 million increase in prepaid expenses and other current assets, partially offset by an $18.6 million decrease in accounts receivable and a $6.0 million decrease in contract assets. The increase in advances to suppliers primarily related to the Company’s new projects under contract. The increase in other assets primarily related to equipment deposits for the power generation equipment deposit and a long-term battery supply arrangement, and the increase in prepaid expenses and other current assets primarily related to prepaid development expenses for the New Mexico Power and Data Center Project. The decreases in accounts receivable and contract assets primarily related to the timing of customer billings and collections.
The shift to net cash used in operating activities for the six months ended June 30, 2026 from net cash provided by operating activities in the corresponding period in 2025 primarily reflected a higher net loss after adjusting for non-cash charges, increased payments that reduced accounts payable and accrued expenses, and cash used for prepaid project development costs, equipment deposits, and deposits under a long-term battery supply arrangement. The shift also reflected lower upfront customer payments, partially offset by greater collections relative to billings.
Investing Activities
Net cash used in investing activities was $4.4 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $17.3 million for the same period in 2025.
Net cash used in investing activities for the six months ended June 30, 2026 consisted of $16.2 million in purchases of property and equipment, primarily related to the SOSA project, partially offset by $11.8 million in proceeds from the transfer of the Cross Trails ITC to a third-party buyer.
The decrease in net cash used in investing activities compared with the corresponding period in 2025 was primarily driven by the $11.8 million in proceeds from the transfer of the Cross Trails ITC and the absence of the $2.1 million investment in a note receivable made in 2025.
Financing Activities
Net cash provided by financing activities was $135.1 million for the six months ended June 30, 2026, compared to net cash provided by financing activities of $32.1 million for the same period in 2025.
Cash provided by financing activities for the six months ended June 30, 2026 was primarily attributable to $224.1 million in proceeds from the issuance of the Senior Convertible Notes and the 2026 Debentures, $3.9 million of proceeds from the issuance of common stock pursuant to the ATM program, and $1.0 million of proceeds from the exercise of stock options. These cash inflows were partially offset by $59.6 million of debt repayments, $20.5 million paid for capped call transactions in connection with the issuance of the Senior Convertible Notes, $9.8 million of debt issuance costs, and $3.4 million of taxes paid related to the net share settlement of equity awards.
The increase in cash provided by financing activities for the six months ended June 30, 2026, compared to the corresponding period in 2025 was primarily driven by higher proceeds from debt financings and issuances of common stock, partially offset by higher debt repayments and issuance costs, payments for capped call transactions entered into in connection with the issuance of the Senior Convertible Notes, and taxes paid related to the net share settlement of equity awards.
Non-GAAP Financial Measures
To complement our consolidated statements of operations and comprehensive loss, we use non-GAAP financial measures of adjusted gross profit, adjusted gross margin, adjusted operating expenses, adjusted net loss, and adjusted EBITDA. Management believes that these non-GAAP financial measures complement our GAAP amounts and such measures are useful to securities analysts and investors to evaluate our ongoing results of operations when considered alongside our GAAP measures. The presentation of these non-GAAP measures is not meant to be considered in isolation or as an alternative to other measures of financial performance calculated in accordance with GAAP. These non-GAAP measures and their reconciliation to GAAP financial measures are shown below.
The following table provides a reconciliation from GAAP gross profit to non-GAAP adjusted gross profit (amounts in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$17,369	$8,512	$39,248	$17,046
Cost of revenue	11,993	5,996	29,084	9,654
Gross profit (GAAP)	5,376	2,516	10,164	7,392
Gross margin (GAAP)	31.0%	29.6%	25.9%	43.4%
Non-GAAP adjustment:
Add: depreciation and amortization	1,321	—	2,644	—
Adjusted gross profit (non-GAAP)	$6,697	$2,516	$12,808	$7,392
Adjusted gross margin (non-GAAP)	38.6%	29.6%	32.6%	43.4%
The following table provides a reconciliation from GAAP operating expenses to non-GAAP adjusted operating expenses (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses (GAAP)	$30,035	$30,664	$59,024	$56,433
Non-GAAP adjustments:
Less: depreciation, amortization, and accretion (excluding amounts included in cost of revenue)	1,919	473	4,142	778
Less: stock-based compensation expense	4,366	8,984	11,419	18,260
Less: reorganization expenses	—	1,162	—	1,162
Less: provision for credit losses	52	3,843	77	3,832
Adjusted operating expenses (non-GAAP)	$23,698	$16,202	$43,386	$32,401
The following table provides a reconciliation from net loss attributable to Energy Vault Holdings, Inc. to non-GAAP adjusted net loss (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(29,692)	$(34,927)	$(62,177)	$(56,063)
Non-GAAP adjustments:			—
Stock-based compensation expense	4,366	8,984	11,419	18,260
Reorganization expenses	—	1,162	—	1,162
Provision for credit losses	52	3,843	77	3,832
Change in fair value of financial instruments carried at fair value	(1,489)	—	(1,355)	—
Impairment of equity securities	2,030	—	2,030	—
Loss on debt extinguishment	179	1,412	5,370	1,412
Expenses related to equity purchase agreement	—	906	—	906
Net loss attributable to non-controlling interest	—	(5)	—	(43)
Foreign exchange losses (gains)	(73)	216	(12)	349
Adjusted net loss (non-GAAP)	$(24,627)	$(18,409)	$(44,648)	$(30,185)

The following table provides a reconciliation from net loss attributable to Energy Vault Holdings, Inc. to non-GAAP adjusted EBITDA, with net loss attributable to Energy Vault Holdings, Inc. being the most directly comparable GAAP measure (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to Energy Vault Holdings, Inc. (GAAP)	$(29,692)	$(34,927)	$(62,177)	$(56,063)
Non-GAAP adjustments:
Interest expense	4,192	2,516	7,658	2,611
Interest income	(704)	(312)	(1,272)	(627)
Provision for income taxes	855	2,073	856	2,456
Depreciation, amortization, and accretion	3,240	473	6,786	778
Stock-based compensation expense	4,366	8,984	11,419	18,260
Reorganization expenses	—	1,162	—	1,162
Provision for credit losses	52	3,843	77	3,832
Change in fair value of financial instruments carried at fair value	(1,489)	—	(1,355)	—
Impairment of equity securities	2,030	—	2,030	—
Loss on debt extinguishment	179	1,412	5,370	1,412
Expenses related to equity purchase agreement	—	906	—	906
Net loss attributable to non-controlling interest	—	(5)	—	(43)
Foreign exchange losses (gains)	(73)	216	(12)	349
Adjusted EBITDA (non-GAAP)	$(17,044)	$(13,659)	$(30,620)	$(24,967)
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
There have not been any changes to our critical accounting policies and estimates as compared to those disclosed under the caption Critical Accounting Estimates in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the 2025 Annual Report on Form 10-K filed with the SEC on March 18, 2026.
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
Inflation Risk
Our operations could be adversely impacted by inflation, primarily from higher material, labor, and construction costs. While it is difficult to measure the impact of inflation for such estimates accurately, we believe that, if our costs are affected by significant inflationary pressures, we may not be able to fully offset higher costs through price increases or other corrective measures, which may adversely affect our business, financial condition, and results of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have not been any material changes to our risk factors as previously disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report on Form 10-K filed with the SEC on March 18, 2026 and Part II, Item 1A. “Risk Factors” of our Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 19, 2026. You should carefully consider the risks set forth in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report on Form 10-K filed with the SEC on March 18, 2026 and Part II, Item 1A. “Risk Factors” of our Form 10-Q for the quarter ended March 31, 2026 filed with the SEC on May 19, 2026, and all other information included in this Quarterly Report before making an investment decision. Our business, financial condition, and results of operations could be materially and adversely affected by any of these risks or uncertainties.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than as previously described in Current Reports on Form 8-K, there were no unregistered sales of equity securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
3.1	Amended and Restated Bylaws of Energy Vault Holdings, Inc.	8-K	001-39982	3.1	February 14, 2022
3.2	Amended and Restated Certificate of Incorporation of Energy Vault Holdings, Inc.	8-K	001-39982	3.2	February 14, 2022
4.1**†	Form of Amended and Restated AR Convertible Debenture, dated June 29, 2026, by and between Energy Vault Holdings, Inc. and YA II PN, LTD.	8-K	001-39982	4.1	July 1, 2026
10.1†	First Amendment to Securities Purchase Agreement, dated June 29, 2026, by and between Energy Vault Holdings, Inc. and YA II PN, LTD.	8-K	001-39982	10.1	July 1, 2026
10.2†#	Consent, Waiver and Amendment No. 2 to Note Purchase Agreement, dated June 26, 2026, by and among Calistoga Resiliency Center, LLC, Wilmington Trust, National Association, as collateral agent, and the holders party thereto	8-K	001-39982	10.2	July 1, 2026
10.3†#	Consent and Waiver to Credit Agreement, dated June 29, 2026, by and among Cross Trails Energy Storage Project, LLC, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders party	8-K	001-39982	10.3	July 1, 2026
10.4†#**
Amendment No. 1 to Note Purchase Agreement, dated August 4, 2025, by and between by and among Calistoga Resiliency Center, LLC, Wilmington Trust, National Association, as collateral agent, and the holders party thereto

10.5†	Sales Agreement, dated November 12, 2024, between Jefferies LLC and Energy Vault Holdings, Inc.	10-Q	001-39982	1.1	November 12, 2024
10.6#**	Offer Letter, dated as of July 14, 2026, by and between Nitin Dahiya and Energy Vault Holdings, Inc.
10.7#**	2026 Form of Stock Option Grant Notice and Stock Option Agreement under the 2022 Equity Incentive Plan
31.1**	Certification of Principal Executive Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2**	Certification of Chief Financial Officer required under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1**^	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit Number		Incorporated by Reference
	Description of Document	Schedule/Form	File Number	Exhibit Number	Filing Date
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Energy Vault Holdings, Inc.

Date: August 11, 2026	By:	/s/ Robert Piconi
Name: Robert Piconi
Title: Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Nitin Dahiya
Name: Nitin Dahiya
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)